Form 10-K405
period 1996-12-31
IA CORP
filed 1997-03-31
CIK 1013033

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from                     to

                        COMMISSION FILE NUMBER 00021539

                               IA CORPORATION I
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                94-3161772
     (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


    1900 POWELL STREET, SUITE 600
        EMERYVILLE, CALIFORNIA                           94608
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 450-7000
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.01 par value
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1997 was approximately $22,042,631 based upon the last sales price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  At March 24, 1997, registrant had outstanding 11,067,268 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                IA CORPORATION I

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART 1....................................................................   3
  Item 1. Business........................................................   3
  Item 2. Properties......................................................  21
  Item 3. Legal Proceedings...............................................  21
  Item 4. Submission of Matters to a Vote of Security Holders.............  21
PART II...................................................................  22
  Item 5. Market for the Registrant's Common Equity and Related
   Stockholder Matters....................................................  22
  Item 6. Selected Financial Data.........................................  23
  Item 7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  24
  Item 8. Financial Statements and Supplementary Data.....................  28
  Item 9. Changes in and Disagreements with Accountants on Auditing and
   Financial Disclosure...................................................  28
PART III..................................................................  29
  Item 10. Directors and Executive Officers of the Registrant.............  29
  Item 11. Executive Compensation.........................................  29
  Item 12. Security Ownership of Certain Beneficial Owners and Management.  29
  Item 13. Certain Relationships and Related Transactions.................  29
PART IV...................................................................  30
  Item 14. Exhibits and Financial Statement Schedules.....................  30

                                    PART I

  This report contains certain forward-looking statements which involve risks and uncertainties, including statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Item 1, Business-- Risk Factors" and elsewhere in this report.

ITEM 1. BUSINESS

  The Company develops, markets, implements and supports software solutions for financial services organizations that require flexible automation of high-volume, complex transactions. The Company currently sells two leading application framework software products for advanced cash management services, CheckVision(R) and RemitVision(TM), which are built upon the Company's advanced, client/server complex transaction management software platform, WorkVision(TM). IA offers scalable, enterprise-wide application framework software products that enable its customers to manage and automate their business processes from end to end. These software products are deployed through professional services that include comprehensive installation, training, ongoing maintenance, support and development services. The Company's customers include ABN AMRO, Comerica, Crestar, First Union National Bank, GE Capital Mortgage Corporation, Harris Bank, Mellon Bank Corporation, Sanwa Bank of California and UMB Bank, NA.

INDUSTRY BACKGROUND

  Large organizations in service industries, such as banking, face the challenge of capturing and retaining market share as competition intensifies due to changing regulatory requirements, the increasing use of sophisticated marketing tools and techniques, the introduction and implementation of advanced customer services and the effect of consolidations. In this highly competitive environment, organizations are under pressure to provide cost-effective, tailored services that enable them to differentiate themselves from their competitors and to adapt quickly and easily to customers' changing needs.

  This level of customer responsiveness is particularly difficult to achieve in a cost-effective manner. To provide responsive service, these organizations need technology that enables them to more efficiently manage their business processes which often requires the automation of high volumes of complex transactions. Unlike simple transactions such as the single-step querying or updating of a database, complex transactions are technologically difficult to automate, monitor and control. They often consist of many small transactions or steps that may be processed in geographically dispersed locations and may take days or weeks to complete. Additionally, the sequence and completion of complex transactions may be dependent upon external, internal or unrelated events and may also change as business or customer needs evolve.

  As an example, commercial and retail banks are currently under pressure to offer new value-added software products and services in order to retain and attract valued customers. At the same time, deregulation and consolidation in the banking industry require banks to process ever-increasing and more diverse transactions in a greater number of locations. Commercial banks, for example, offer custom lockbox services to process remittance transactions they receive on behalf of customers' accounts receivable departments. The average remittance transaction requires multiple discrete steps, for which the processing rules and deadlines may differ from payment to payment. The contents of the payment envelopes can vary greatly, both individually and over time, requiring great flexibility of criteria and instructions for payment processing. A large bank will process millions of payments per month. This complex business process averages tens of thousands of steps per hour and takes place in multiple locations, yet must be managed in a coherent, seamless end-to-end manner that enables the bank to efficiently serve a growing base of geographically dispersed customers. The required flexibility and level of control, coupled with the fact that lockbox locations are typically geographically distributed throughout the United States, present a complex technological challenge for efficient, timely and accurate lockbox processing.

  Organizations in a variety of other industries face similar challenges. In the national and international express delivery business, the ability to compete successfully is driven by efficient multi-site processing of complex transactions in an environment of increasing package volumes. Industries dealing with direct customer inquiries, such as the insurance industry, face the challenge of effectively completing complex transactions to provide one-call completion of inquiries in a business environment where transaction volumes and types of transactions can vary widely.

  Large service organizations face a number of common problems. In addition to the necessity to process ever-increasing volumes of complex transactions accurately, reliably, predictably and cost-effectively, problems include the need for flexible technology that can be used to implement solutions quickly in order to provide customers with differentiated services that furnish up-to-date information on the status of transactions; the need to seamlessly monitor and process transactions in different geographic locations; and the need to enhance and modify the technology to adapt to evolving customer requirements. The technology must also be scalable, allowing the customer to manage the deployment of its technology as its transaction volume grows over time. It must incorporate the generic business logic that applies to the specific industry segment and application, thus permitting quick, cost-effective customization that enables differentiation from competitors' software products and services.

  To automate high volumes of complex transactions, large organizations have historically implemented proprietary, mainframe-based systems. These systems, although powerful and capable of handling massive transaction processing tasks, are not flexible enough to meet rapidly changing customer demands. More recently, many internal information technology departments have attempted to leverage the increased flexibility inherent in distributed, client/server architecture, but have achieved only limited scalability and flexibility due to their reliance on two-tier architecture and general purpose software tools. Also, most information technology departments lack the technical expertise and sophistication necessary to implement high-end, object-oriented, multi-tier, client/server systems which provide required scalability and flexibility. Another approach has been to outsource solution development to system integrators who offer custom high-end solutions for managing complex business processes. These, however, are very expensive and typically require lengthy implementation periods that delay benefits and increase risk of failure.

  Due to the limitations of existing solutions for dealing with high-volume complex transactions, there exists a need for client/server software products that address the requirements of organizations for rapidly deployable and flexible software solutions that process complex transactions accurately, reliably and predictably.

THE IA SOLUTION

  IA develops, markets, implements and supports software solutions for financial services organizations that require flexible automation of high-volume, complex transactions. The Company currently sells two leading application frameworks for advanced cash management services, CheckVision and RemitVision. The Company's solutions are deployed through professional services that include comprehensive installation, training, ongoing maintenance and support. The Company's strategy is to develop new application frameworks for the financial services industry and to expand into additional vertical markets.

  The Company's software products provide several key benefits to its customers. IA offers scalable enterprise-wide, rather than limited department-level solutions, thereby enabling customers to manage and automate business processes from end to end. The software products are designed for high performance client/server implementations and can handle millions of transactions across heterogeneous, geographically dispersed computer networks. At the same time, the Company's software products are flexible, allowing processes to be modified as needs change without rewriting the entire application, retraining personnel or interrupting the business process. These benefits enable IA's customers to optimize their business processes, enhance their customer service and differentiate themselves from their competitors.

  IA's solutions use powerful object-oriented application frameworks that incorporate industry-specific domain knowledge and interoperate with legacy systems. These application frameworks can be enhanced and reconfigured as the customer's business changes. The Company's application frameworks contain reusable industry-specific knowledge common to a specific market segment, e.g., business objects and logic for integrated wholesale and retail lockbox processing by banks. These application frameworks permit IA to rapidly and cost-effectively deploy tailored solutions to its customers.

  The Company's application frameworks are based on its advanced high performance WorkVision client/server object-oriented architecture, designed to address complex, transaction-intensive enterprise business problems. WorkVision's powerful features include a geographically distributed design that combines multiple complex transaction management engines with appropriately centralized or distributed management and control. WorkVision's open architecture supports the major client/server operating systems, databases, network software and hardware.

THE IA STRATEGY

  The Company's objective is to be a leading provider of software solutions that handle high-volume, complex transactions. Key elements of the Company's strategy include:

  Maintain Technological Leadership. The Company's strategy is to maintain its technological leadership through continued investment in advanced, object-oriented technology and application frameworks. This architecture enables IA to provide application frameworks that incorporate industry-specific domain knowledge and that are flexible, geographically distributed and scalable. The architecture also permits the addition of features and functionality to the Company's existing application framework software products to meet customers' rapidly evolving needs. The Company believes that its open WorkVision architecture facilitates IA's ability to develop new application frameworks rapidly.

  Increase Penetration in Financial Services Industry. The Company's strategy is to become a leader in providing software solutions that handle high-volume, complex transactions for the financial services industry. The Company currently sells two leading application frameworks for advanced cash management services, CheckVision and RemitVision. To date, CheckVision has been installed at 14 large banks in the United States and certain modules of RemitVision have been installed at two of these banks. The Company is currently under contract to install its products at three additional large banks. IA believes that the remaining large United States banks and other financial institutions represent a substantial market opportunity. The Company's strategy is to develop new application frameworks for the financial services industry as well as to add more features and functions to the CheckVision and RemitVision application frameworks.

  Expand Marketing and Distribution Through Strategic Relationships. In May 1996, the Company entered into a strategic alliance agreement with NCR Corporation to market and sell the Company's CheckVision cash management software products to banks throughout the United States and Canada. NCR, a leading provider of computer hardware and software primarily to the banking industry, has a large sales and marketing organization and extensive experience and customer relationships. IA intends to pursue additional strategic relationships to expand distribution of its software products.

  Leverage Existing Customer Base. The Company recognizes that one of its most valuable assets is its current customer base. The Company's installed customers have provided references to prospective clients in the past and the Company expects that its growing customer base will continue to do so. The Company provides software maintenance services and encourages its customers to purchase software upgrades and new software modules. In addition to software maintenance, the Company offers advanced training and support services to its customers' information technology departments so that they can enhance the Company's products for their own purposes. IA's close relationship with its customers enables the Company to cross-sell additional products within the customer's organizations.

  Develop New Application Frameworks for Other Vertical Markets. IA's strategy is to leverage its advanced WorkVision architecture to develop application frameworks for other vertical markets where the Company perceives significant opportunities. This includes expansion into markets such as pharmaceuticals and health insurance where customers need advanced solutions incorporating reusable industry-specific domain knowledge and high-volume, complex transaction processing. IA has initiated marketing activities with selected potential customers in these areas.

  The foregoing statements regarding the Company's strategy and intentions are forward-looking statements, and actual results may vary substantially depending upon a variety of factors, including, without limitation those factors discussed under "Risk Factors."

PRODUCTS

  The Company currently sells two leading application framework software products for advanced cash management services, CheckVision and RemitVision. The Company believes check processing and remittance processing are strategic processes for banks and other financial institutions. CheckVision and RemitVision are built upon the Company's advanced, client/server complex transaction management software platform, WorkVision. WorkVision is designed to support enterprise-wide, high performance, business-critical applications. The Company believes the flexibility and sophistication of this core technology creates a competitive advantage for the Company in building additional application frameworks. The Company's software products are scalable and support geographically distributed operations. They are currently available on Sun Solaris and NCR SVR4 UNIX platforms, and WorkVision is also available on the HP-UX platform. The software products support client platforms using Microsoft Windows, Microsoft NT and IBM OS/2, interoperate with database management systems from Informix, Oracle and Sybase, and provide access to a variety of legacy systems through SNA, FTP, TCP/IP and other protocols.

 CheckVision

  CheckVision provides new features to commercial banks' check processing services. CheckVision enhances and expands cash management services by integrating transactional data and captured images, and delivering these data to banks' customers. Delivery vehicles include CD ROM, specialized printed statements and remote access for review and action on customers' PCs. The current CheckVision cash management features include:

  . Positive pay services which enable a user to examine an on-line check image that has been presented for payment to determine whether to honor the check for payment. These services enhance fraud prevention and accounting control of disbursements to banks' customers;

  . Account reconcilement processing services which provide banks' customers with the ability to query and match check images to account statements. These services are generally provided on CD ROMs, which contain up to 25,000 check images and their associated accounting statements, or can be accessed on-line for immediate verification;

  . Payable through drafts processing services which deliver on-line images of drafts that require the customers' authorization to honor; and

  . Inquiry services which enable banks' corporate customers to use their PCs to make on-line inquiries regarding their accounts for research purposes.

  CheckVision also enables banks' check processing operations to capture, store in a multi-tiered archive, and retrieve images of checks and related items for specialized statement rendition and research purposes. This software is a valuable component of commercial banks' efforts to take advantage of national trends in check presentment and branching. Currently, the typical license fee per CheckVision customer is approximately $350,000, which includes a runtime license for the applicable WorkVision module(s). To date, 14 large banks have installed CheckVision at 22 sites and have licensed remote inquiry for approximately two thousand customers.

 RemitVision

  RemitVision provides banks or other third-party remittance processors with the ability to combine high-volume consumer payment activity with complex corporate accounts receivable processing. RemitVision can process thousands of individual accounts with a wide variety of business rules. Banks that develop or acquire processing and/or production facilities across the country can use RemitVision to link these centers into a seamless structure, thus presenting a single service organization to their customers. This multi-site capability also enables banks to open sites in new locations at low cost by using RemitVision's remote operating features.

  RemitVision includes modules that can be licensed independently of the payment processing software modules. These service modules include: exception processing that enables corporate receivable managers to view remittances on-line and instruct the bank on exceptions to the customers' established business rules; CD ROM delivery of remittances and documentation received at the lockbox bank; on-line delivery and inquiry services; and archival storage of transactions for improved customer service.

  A typical site license fee for a RemitVision lockbox processing site will be approximately $500,000, which will include a runtime license for the applicable WorkVision module(s). To date, three customers have licensed service modules of RemitVision, and the Company has entered into contracts to license a complete lockbox processing system to three large banks, one of which, plans to deploy RemitVision at five sites.

  The functions of the Company's CheckVision and RemitVision application framework software products are summarized in the following table:

              PRODUCT                    FUNCTION
              -------------------------------------------
            CheckVision       . Cash Management:
                                -- positive pay
                                -- account reconcilement
                                  processing
                                -- payable through drafts
                                -- inquiry
                              . Check Processing:
                                -- statements
                                -- CD ROM output
                                -- all items archive

              -------------------------------------------
            RemitVision       . Payment Processing:
                                -- wholesale lockbox
                                -- retail lockbox
                                -- credit card payments
                                -- other high volume
                                  consumer payments
                              . Exception Processing
                              . CD ROM Delivery
                              . On-line Delivery
                              . Archival Storage


 WorkVision

  The WorkVision software platform provides the foundation upon which the Company's application frameworks are built. This software platform consists of four components, WorkHorse, WorkDesk, WorkStore and WorkXchange, the applicable portions of which are incorporated into the Company's application frameworks. WorkHorse is an enterprise-wide engine designed for the management of high-volumes of complex transactions. WorkDesk is a standard GUI which offers desktop presentation for defining, deploying, managing, and administering a solution and for supporting end-users. WorkXchange provides the functionality to capture complex data types. WorkStore manages the hierarchical storage of large and small objects captured by WorkXchange, with replication technology and optical, tape, magneto-optical, and RAID media storage.

  WorkVision's client/server architecture incorporates an object-oriented design specifically suited for images and multimedia. WorkVision is developed in C++ with published APIs. A runtime site license for the applicable WorkVision modules is typically included with the license of the Company's application frameworks. The Company may from time to time license WorkVision to select system integrators who develop custom applications for customers in non-competing vertical markets and to companies who develop proprietary applications for their own internal requirements.

  WorkVision has a number of characteristics that permit the rapid development of application frameworks. Its geographically distributed design utilizes multiple engines with centralized monitoring and control. WorkVision is scalable through the use of partitioning and replication within a department, a site or multiple locations. It provides dynamic flexibility to accommodate changes without stopping the production system or recompiling the application's code, and offers multi-platform support including Microsoft Windows, Windows NT, IBM OS/2 and UNIX clients.

SERVICES

 Product Development

  The Company has a number of ongoing software development projects. The Company expects to release enhancements to its CheckVision, RemitVision and WorkVision software products.

  The Company's product development has been primarily funded by customers as part of the development of software applications for such customers. To date, the majority of the Company's total revenues has been derived from large application development contracts. Although the Company's strategy is to reduce the percentage of its total revenues from such contracts over time, the Company's total revenues for the foreseeable future will continue to be substantially dependent on revenues from large application development contracts.

  The Company's policy is to retain ownership of developed software products. However, once the Company has completed the development of a product for a customer, it must then make a substantial investment to develop the underlying technology into a commercially available product. In some cases, the Company has in the past chosen, and may in the future choose, not to utilize the research funded by development contracts to create a commercial product. Upon commercialization of any such software products, the Company has agreed under certain circumstances in the past, and may agree in the future, to pay royalties to repay development expenses to the customer for whom the development services were undertaken. In certain circumstances, the Company has agreed to restrict its use of such software products to certain markets and during limited time periods.

  The Company believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Internally funded product development costs have been approximately $11.4 million to date and have not been capitalized. The Company believes that, as a result of its product development strategy, internally funded development costs may increase in future periods.

  The Company believes that its future success will depend, in part, on its continuing ability to maintain its technological leadership position through continued significant investment in its advanced, object-oriented technology architecture and application frameworks. This architecture enables IA to provide application frameworks that incorporate industry-specific domain knowledge and are flexible, geographically distributed and scalable. The Company also believes that its open WorkVision architecture facilitates IA's ability to develop new application frameworks rapidly. The application frameworks permit the addition of features and functionality to its existing software products to meet customers' rapidly evolving needs.

 Professional Services

  The Company provides professional services to install its solutions at the customers' operational sites, and to interface solutions to the customers' operating environments, which usually include legacy applications. The Company also assists its customers by configuring the solutions and demonstrating the solutions' performance by executing acceptance test protocols. These services are provided for a fee on a fixed price basis.

 Product Support

  As the Company's software is deployed in business-critical environments, product support is important for the continuing success of the Company's product deployment, sales and marketing. The Company offers support contracts, for an annual fee, to customers who have entered into license agreements for the use of the Company's software products.

  In addition to standard software maintenance services, the Company offers several levels of technical support services. These include a choice of hours of coverage for telephone support, remote diagnostics or on-site support. These services are provided for a fee on a fixed price basis.

  In addition to the standard training that is included in the installation services, the Company offers advanced training in its platform and/or framework software technology. The scope of the training is negotiated depending on the customer's needs, and will typically be priced in one week increments. Advanced technology training services are performed for a fee on a fixed price basis.

CUSTOMERS

  To date, the Company's customers for its licensed software have been primarily banks. The Company's total revenues in any period have been substantially dependent on a relatively small number of large customers. In 1993 and 1994, Federal Express accounted for 36% and 30% of the Company's total revenues, respectively, and in 1995, Mellon Bank provided 36% of the Company's total revenues. Mellon Bank and First Union National Bank provided 19% and 15%, respectively, of the Company's total revenues in 1996. Set forth below is a representative list of the Company's financial services industry end users as of December 31, 1996, who have signed contracts providing for revenues to the Company of at least $100,000:

ABN AMRO                                 National City Corporation
Bank of the West                         NationsBanc Services, Inc.
Comerica                                 (NationsBank)
Crestar                                  Quest Point, L.P. (CoreStates)
Eastern Corporation Federal Credit       Signet Bank
Union (EasCorp)                          Sanwa Bank of California
Fidelity Investments                     South Trust Data Services, Inc.
First Union Corporation (First Union     The Northern Trust Company
National Bank)                           UMB Bank, NA
Fleet Services Corporation               Union Bank of California/The Bank of
GE Capital Mortgage Corporation          California
Harris Bank                              Wachovia
Mellon Bank Corporation

REPRESENTATIVE CUSTOMER INSTALLATIONS

  The Company directly targets the 120 largest banks in the United States. In addition, the Company has begun to expand its marketing efforts to focus on other financial service markets. Below are examples of representative customers who have installed the Company's products.

  Union Bank of California made a strategic decision to install the Company's CheckVision software products in order to provide a portfolio of advanced cash management services to its corporate customers. One of these is a rapidly growing high volume money order issuer which has reduced its exposure to check fraud by using

CheckVision's Positive Pay feature; it allows the client to view its check images by 8:00 am the next business day and to quickly make a pay-or-no-pay decision on exceptions and suspect checks.

  UMB Bank, NA ("UMB"), a large commercial bank located in Kansas City, Missouri, has been IA's development partner since 1992. Working closely with the Company and its predecessor, UMB has created a technology infrastructure that has enabled the bank to successfully execute strategic moves into new product areas that support UMB's objectives of increasing fee income as a proportion of total revenue. To enhance Fidelity Investment's shareholder draft clearing product, UMB in 1992 acquired a check image system from IA that transmits the images of the drafts cleared at UMB over a T1 telecommunications link to Fidelity's image statement production system, installed by IA's predecessor company in 1991. Based on the success of this high visibility business relationship, UMB subsequently added other significant mutual fund customers by providing similar check clearing and transmission services. In 1993, the Company installed a check image statement system at UMB for the bank's checking account customers. This service, which has enabled UMB to eliminate the mailing of canceled checks with a majority of the 30,000 monthly statements, will now be available to its affiliated community banks. These banks demand this cost-effective service in order to remain competitive with their local competitors that have become branches of regional or superregional banks, without having to make major investments in technology. Continuing to work with IA to leverage its CheckVision capability, UMB in 1995 began delivering advanced account reconciliation processing services, including CD ROM delivery and remote inquiry, to its corporate customers. Currently, over 80 customers that maintain 130 accounts pay a premium fee for the efficiency, convenience and automation of account reconciliation and check research functions that UMB's products provide to their treasury departments. The bank is planning to add Positive Pay and Exception Processing to its cash management services and deliver these services to commercial customers in several different cities through a network of geographically distributed processing centers.

  GE Capital Mortgage Corporation, one of the nation's largest underwriters of mortgage insurance, introduced overnight underwriting. The Company developed a WorkVision-based enterprise solution which images, recognizes and archives all mortgage insurance applications that are sent via Federal Express to GE's new national processing center in Memphis, Tennessee. The IA system automates GE's work process and transmits the application data to GE's automated loan underwriting system called GENIUS. Underwriters can view the document images and the GENIUS recommendation at the same time. Applications that need a more in-depth review are automatically transmitted by the IA system to GE's local branch. GE transmits its responses by fax so as to arrive by 8:30 am of the day after the loan application was sent. By providing overnight response to its customers through seamless distributed processing, GE believes it has achieved a competitive advantage and improved customer service and productivity.

TECHNOLOGY

  The following characteristics highlight the Company's WorkVision technology for delivering dynamically flexible, highly scalable client/server systems to handle high transaction volumes for geographically dispersed enterprises.

  Geographically Distributed Complex Transaction Management. The technology enables communication and coordination of transaction elements throughout the enterprise, regardless of geographical location, based on the defined business rules and practices at that time. In a single system, multiple cooperating transaction enactment engines can be configured in different geographical locations. This enables the construction of application frameworks with underlying enterprise-wide automated business processes, allows processing steps to be performed where resources are available and provides for flexible re-allocation as conditions dictate.

  Dynamic Flexibility. An administrative application provides monitoring and control of the storage hierarchy, enabling dynamic changes in data flow priority for optimum usage of resources without stopping production systems or recompiling the application's code. Transaction elements can be moved from one queue to another and/or from one location to another. All transaction management components, i.e., map, routes and predicates, deadlines, and the resource allocation schema can be changed dynamically at runtime and take effect immediately. Similarly, item definitions can be changed and new item classes introduced dynamically. Each transaction enactment engine can be configured to be controlled locally or remotely. These features provide the ability to take corrective action in the face of variable work loads and/or resource availability and to accommodate shifts in transaction work load between or among sites.

  Scalability. The Company's object technology enhances scalability through process replication and data partitioning. Process replication and data partitioning also enhance system availability, as failure of a server only degrades performance or, at worst, makes some data temporarily inaccessible. Scalability and high availability are essential features for enterprise applications when business growth is unpredictable.

  The Company's application frameworks are built on appropriately selected WorkVision modules and are enhanced with application specific business objects.

  Application Frameworks. The WorkVision platform greatly simplifies the inherent complexity of developing a distributed application. Each application framework is comprised of a set of simple stand-alone activities, and a set of events and items through which the activities communicate. The application-specific business objects are referred to by transaction elements, and used to build the activities. The business objects encompass business specific logic and are developed as C++ objects and/or relational tables. Each business object and activity can be independently developed and tested, and the WorkVision transaction and event enactment services ensure correct behavior of the whole. The WorkVision tools are used to set up the folders, items, queues, routes, roles, transaction enactment engines, and storage hierarchy required by the framework. The built-in WorkVision exerciser application is used to test the overall logic of the framework.

SALES, MARKETING AND DISTRIBUTION

  The Company sells its software products in North America through a direct sales force that is based at the Company's headquarters in California, covering the western United States, and at field sales offices covering the central, southeastern, and northeastern United States. The direct sales force currently targets large financial services organizations, including the largest 120 United States banks, that require scalable, high performance, distributed systems for cash management applications. The sales cycle varies from customer to customer and typically ranges from six to 12 months.

  The Company intends to diversify its sales channels in order to increase and accelerate bookings from indirect sales. The Company's indirect sales channel strategy includes joint marketing agreements with firms that sell complementary software products and distribution agreements with noncompeting firms that have significant account presence. These agreements are expected to expand the Company's initial target market beyond the largest 120 banks in the United States. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels. In May 1996, the Company entered into a strategic alliance agreement with NCR Corporation to market and sell the Company's CheckVision cash management software products to banks throughout the United States and Canada. NCR, a leading provider of computer hardware and software primarily to the banking industry, has a large sales and marketing organization and extensive experience and customer relationships.

  The Company allocates certain sales and technical sales support resources to investigating opportunities for new applications frameworks that take advantage of the strengths of the WorkVision software platform. In addition to financial services, this includes expansion into markets such as pharmaceuticals and health insurance where customers need advanced transaction management solutions incorporating reusable industry-specific domain knowledge. IA has initiated marketing activities with selected potential customers in each of these areas.

  Primarily due to the large financial services market in North America, the Company is focusing its sales efforts on the United States and Canada, and the Company does not intend to pursue any international markets for the next 12 to 24 months.

COMPETITION

  The Company's competitors vary in size and in scope and breadth of the software products and services offered. The Company competes with information and document management systems companies, including: (i) a number of private companies and certain public companies which offer software products targeted at one or more specific market segments such as BancTec, Broadway & Seymour, Fiserv, IBM, NCR and Unisys; (ii) the internal information technology departments of potential customers which develop proprietary customer information solutions; and (iii) a number of companies, such as IBM, and TRW targeting enterprise-wide information systems. In particular, with respect to its CheckVision product the Company competes with Fiserv, and with respect to its RemitVision product the Company competes with BancTec, TRW and Unisys. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire software products that compete with the Company's software products. In competing with hardware vendors, the Company may be at a competitive disadvantage because hardware vendors are able to package and discount transactions of hardware and software, thereby allowing the customer the opportunity to deal with a single vendor.

  Many of the Company's competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. The Company's current and future competitors could introduce software products with more features, higher scalability, greater functionality and lower prices than the Company's software products. These competitors could also bundle existing or new software products with other, more established software products in order to compete with the Company. Moreover, as the client/server solutions market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. Further, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Any material reduction in the price of the Company's software products would negatively affect gross margins. There can be no assurance that the Company will be able to provide software products that compete favorably with the software products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company's failure to provide competitive products will have a materially adverse effect on the Company's business, operating results and financial condition.

  The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, technical excellence and product features such as scalability, dynamic reconfigurability and geographically distributed work process management. The Company believes it competes favorably with respect to each of these factors.

INTELLECTUAL PROPERTY AND LICENSING

  The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect its proprietary rights. The Company presently has four patents. While the Company's current software products are not dependent on these patents, such patents may be utilized in future software products. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to and distribution of its software products, supporting documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries where the Company has in the past and may in the future license its software products. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's software products or design around any intellectual property rights upon which the Company's business is now or may in the future be dependent.

  The Company is not aware that any of its software products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future software products. The Company expects that software product developers will increasingly be subject to such claims as the number of software products and competitors in the Company's industry segment grows and the functionality of software products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  The Company's products incorporate certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's software products to perform key functions. There can be no assurance that such firms will remain in business, that they will continue to support their software products, or that their software products will otherwise continue to be available to the Company on commercially reasonable terms. The Company believes that substantially all of the software it licenses is available from vendors other than the Company's current vendors, or could be developed internally by the Company, and could therefore be replaced with equivalent software in a timely manner. However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed, and integrated, which would adversely affect the Company's business, operating results, and financial condition.

  The Company typically licenses its software products in object code to customers under nonexclusive, nontransferable license agreements. As is customary in the software industry, the Company does not sell or transfer title of its software products to customers. In addition, the Company escrows the applicable source code as part of its maintenance program, pursuant to which the Company's source code will be released to the customer upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against the Company, or certain material breaches of the agreement. In the event of any release of the source code from escrow, the customer's license is generally limited to use of the source code to maintain, support and enhance the Company's software products for the customer's own use. Licenses for the Company's software products are usually perpetual. Under the Company's standard form license agreement, the annual software maintenance fee is based on a percentage of the applicable undiscounted product license fee. The Company's published product license price list includes discounts for multiple sites and/or multiple copies of client viewer software, and where applicable, upgrade fees for increases in the volume of processed transactions.

EMPLOYEES

  As of December 31, 1996, the Company employed 130 persons, including 23 in sales and marketing; 93 in product development, delivery, and support; and 14 in general and administrative positions. None of the Company's employees is represented by an organized association. The Company has experienced no work stoppages and believes that its relationship with its employees is good. Competition for qualified personnel in the software segment in which the Company competes is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain qualified personnel.

EXECUTIVE OFFICERS AND DIRECTORS

  The following table set forth certain information as of December 31, 1996, with respect to each person who is an executive officer or director of the
Company:

          NAME            AGE                           POSITION
          ----            ---                           --------
   Chakravarthi V. Ravi   53  President, Chief Executive Officer and Chairman of the Board
   David M. Winkler       52  Chief Financial Officer, Vice President and Secretary
   William E. Guthrie     54  Vice President, Sales
   Geraldine McGrath      47  General Counsel
   Henry Kressel (1)      63  Director
   Peter Stalker, III
    (1)(2)                38  Director
   John Oltman (2)        51  Director
   Randy Katz (2)         41  Director

--------
(1) Compensation Committee member
(2) Audit Committee member

NOTE: In February 1997, Dr. Jesse Quatse, the Company's Chief Operating
      Officer, resigned to pursue other interests. The Company has initiated a search for a replacement.

  Dr. Ravi was a founder of the Company and has been the Chairman, President and Chief Executive Officer of the Company since its inception in July 1992. Dr. Ravi was President of Litton Industries' Integrated Automation Division, the Company's predecessor, from August 1990 to July 1992. From 1978 to July 1990, Dr. Ravi worked for Teknekron Controls Inc. and Integrated Automation in a number of positions in general management, sales and marketing, strategic planning, software design and implementation of high technology systems. Prior to 1978, he was an Assistant Professor in the Electrical Engineering and Computer Science Department of the University of California at Berkeley specializing in computer architecture, software and telecommunications. Dr. Ravi received an M.S. and Ph.D. in Electrical Engineering and Computer Science from the University of California at Berkeley and a B.Tech (Hons.) in Electrical Engineering from the Indian Institute of Technology in Bombay, India.

  Mr. Winkler was a founder of the Company and has been Chief Financial Officer and Vice President of the Company since its inception in July 1992. Mr. Winkler was Chief Financial Officer and Vice President of Litton Industries' Integrated Automation Division from December 1989 to July 1992. Prior to December 1989, Mr. Winkler held management responsibilities for finance and accounting, management information systems, human resources, facilities, administrative services, and program management with Litton Amecom, Litton Data Command Systems, and Litton Saudi Arabia Limited, all of which are computer hardware companies. Mr. Winkler holds a B.S. in Mechanical Engineering from the University of Notre Dame.

  Mr. Guthrie has been with the Company since its inception in July 1992, and currently serves as Vice President, Sales. Mr. Guthrie was a Regional Sales Director of Litton Industries' Integrated Automation Division from October 1989 to July 1992. Prior to October 1989, Mr. Guthrie was a Regional Manager for Prime Computer, a computer manufacturing company, with responsibility for sales within the Los Angeles region and also held sales management positions at IBM with responsibilities in the financial services industry. Mr. Guthrie earned an M.B.A. from Georgia State University and a B.S. in engineering from the United States Military Academy.

  Ms. McGrath has served as General Counsel of the Company since its inception in July 1992. From August 1987 until July 1992, Ms. McGrath served as Litton Industries' Integrated Automation Division Counsel and Assistant Secretary. Ms. McGrath served as General Counsel and Assistant Secretary for Integrated Automation, Inc., a predecessor for the Company, from June 1986 until August 1987. Ms. McGrath holds a B.A. from San Francisco State University and a J.D. from San Francisco Law School and is a member of the American Arbitration Association's Arbitrator and Mediator panels.

  Dr. Kressel has served as a director of the Company since its inception in July 1992. Dr. Kressel, a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Investors, L.P., and a managing director of E.M. Warburg, Pincus & Co., LLC has been with E.M. Warburg, Pincus & Co., LLC since 1983. Dr. Kressel serves as a director of Level One Communications, Inc., Zilog, Inc., Maxis, Inc., TresCom International, Inc., NOVA Corporation, Inc. and several privately held companies.

  Mr. Stalker has served as a director of the Company since April 1995. Mr. Stalker, a partner of Warburg, Pincus & Co., LLC the general partner of Warburg, Pincus Investors, L.P., and a managing director of E.M. Warburg, Pincus & Co., LLC has been with E.M. Warburg, Pincus & Co., LLC since 1984. He is a director of Cambridge NeuroScience, Inc., and several privately held companies.

  Mr. Oltman has served as a director of the Company since March 1996. Mr. Oltman is the former chairman of the board and chief executive officer of SHL Systemhouse Inc., a company that provides client/server consulting and integration services. Mr. Oltman was formerly Worldwide Managing Partner for Integration Services for Andersen Consulting and a member of Andersen Consulting's Worldwide Organization Board of Directors. Mr. Oltman serves as a director of Vanstar and a privately held company.

  Dr. Katz has served as a director of the Company since January 1997. Dr. Katz is the Chairman of the Electrical Engineering and Computer Science Department at the University of California, Berkeley, and has been a professor at UC Berkeley for 17 years. Dr. Katz is responsible for the creation of a number of multiprocessing features used in the software industry today, including the revolutionary high performance storage technology RAID (Redundant Arrays of Inexpensive Disks).

RISK FACTORS

  The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this report.

  History of Operating Losses; No Assurance of Profitability. The Company has incurred significant net losses since its inception, including losses of $4.0 million, $3.9 million and $1.3 million for 1993, 1994 and 1995, respectively. At December 31, 1996, the Company had an accumulated deficit of approximately $12.5 million. The Company achieved net income of approximately $327,000 for the quarter ended March 31, 1995, and incurred losses during the remaining three quarters and for the year ended December 31, 1995. While the Company achieved net income of approximately $1.4 million for the twelve months ended December 31, 1996, there can be no assurance that the Company will have operating profits in any future period, and recent operating results should not be considered indicative of future financial performance. See "Item 6, Selected Financial Data" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Variability of Quarterly Operating Results. The Company's quarterly operating results have varied in the past, and the Company expects quarterly operating results to vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles of the Company's software products, the variable size and timing of individual license transactions, the timing of revenue recognized under the percentage-of-completion method, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's software products, delay or deferral of customer implementation of the Company's software products, software defects or other quality problems with the Company's software products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of the Company's customers, the introduction of indirect sales into the Company's revenue mix which could result in lower gross margins, changes in operating expenses, changes in Company strategy, personnel changes and general economic factors. In addition, the Company is in the process of transitioning from providing software development services to developing and selling software products, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because the Company's orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, an existing large application development contract may have a significant impact on quarterly operating results. For example, the Company is currently working on a large application development contract for several million dollars. While the majority of the revenue pursuant to this contract has been recognized, any delay in completing the Company's obligations under the contract on the anticipated schedule would have an adverse effect on the Company's operating results in the next few quarters. In addition, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's software products may be deferred or canceled. The Company has had operating profits only in the quarters ended March 31, 1995 and 1996, June 30, 1996, September 30, 1996 and December 31, 1996 and there can be no assurance that the Company will have operating profits in future quarters or on an annual basis.

  It typically takes the Company four to five months to install CheckVision after an order is placed and the Company anticipates a six month to one year installation period for RemitVision. Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. In the past, the Company has occasionally experienced product installation delays which resulted in strained customer relations. To date, the Company has been successful in resolving any and all such issues. However, there is no assurance that the company will continue to be successful in similar situations. The Company's expense levels are based in part on its expectations of future revenues. If revenue is below expectations, net income may be disproportionately affected because a significant portion of the Company's expenses does not vary with revenues. The Company may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, the Company's operating margins may be materially adversely affected in the future if new competitors, technological advances by existing competitors, other competitive factors, or the Company's failure to continue to obtain software development contracts require the Company to invest significantly greater resources in software product development efforts.

  Because of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Further, it is possible that in future periods the Company's operating results may be below the expectations of public market analysts and investors. In such an event, the price of the Company's Common Stock would likely be materially adversely affected. See "--Risks Associated with Transition to Software Product Business," "--Dependence on Growth of Market for Client/Server Applications Software in the Financial Services Industry," "--Lengthy Sales Cycle," "Item 6, Selected Financial Data," "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to Notes to Consolidated Financial Statements.

  Risks Associated with Transition to Software Product Business. When the Company was formed in 1992, the Company shifted its strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services pursuant to large software development contracts, certain of which provide the basis for the Company's software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for 1996 and 1995 was 48.0% and 57.9%, respectively. In addition, the Company is transitioning from selling hardware. Due in large part to these transitions, the Company had not experienced significant growth in total revenues until the recently completed 1996 fiscal year. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Dependence on Development Services. To date, the majority of the Company's total revenues has been derived from large application development contracts. Although the Company's strategy is to reduce the percentage of its total revenues from such contracts over time, the Company's total revenues for the foreseeable future will continue to be substantially dependent upon its ability to perform services under existing contracts and to attract new customers to enter into such contracts. Furthermore, the Company has historically used the research derived from its software development contracts as the basis for its software products and anticipates that any future software products will arise from new or existing software development contracts. To the extent that the Company is unable to complete work on its existing software development contracts or to attract new customers to enter into such contracts, the Company's ability to develop new software products will be materially adversely affected. In addition, to the extent the Company is required to develop future software products without software development contracts, the Company's expenditures for software product development will have to increase, which may materially adversely affect operating margins. There can be no assurance that the Company will be able to successfully complete work on its existing software development contracts, that it will be able to attract new customers to enter into software development contracts or that it will be able to develop new software products based on the research undertaken in connection with new or existing software development contracts, and any such failure would have a material adverse effect on the Company's business, operating results and financial condition. To the extent that the Company does develop new software products based upon technology developed in connection with software development contracts, the Company may have to expend substantial additional financial resources on software product development, and there can be no assurance that such software products will achieve market acceptance. In addition, upon commercialization of any such software products, the Company has agreed under certain circumstances in the past, and may in the future agree to pay royalties to repay development expenses to the customer for whom the development services were undertaken, and any such payments could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1, Business--Product Development."

  Reliance on Banking Industry; Need to Penetrate Additional Segments of the Financial Services Industry. Currently, a substantial majority of the Company's total revenues results from services and licenses provided to banks. The Company's future operating results will depend in part on its ability to penetrate additional segments of the financial services industry such as the insurance, credit card and brokerage segments. While the Company may devote substantial resources to penetrate these and other markets, there can be no assurance that the revenues generated from this effort, if any, will exceed the cost of such efforts. To be successful in expanding its product offerings to market segments other than the banking industry, the Company will be required to create new software products and to modify its existing software products. There can be no assurance that it will be able to create or modify such software products effectively or that such software products, if successfully created or modified, will achieve market acceptance. To the extent that the Company is unable to penetrate new markets, its future financial condition will be dependent upon its ability to further penetrate the banking industry. If the Company is unable to adapt its software products, or its sales and marketing efforts to meet the needs of new markets, or if the Company is unsuccessful in its efforts to further penetrate the banking industry, the Company's business, operating results and financial condition could be materially adversely affected.

  Lengthy Sales Cycle. The Company's sales cycle is typically six to 12 months and varies substantially from customer to customer. The Company believes the purchase of its software products is discretionary and represents a strategic decision requiring a significant capital investment by its customers. As a result, purchase of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers and requires multiple approvals. Accordingly, the Company's sales are subject to a long approval process. The Company's business, operating results and financial condition have been in the past, and could be in the future, materially adversely affected if customers delay, reduce or cancel orders. Such delays, reductions or cancellations may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect such results.

  Customer Concentration. To date the Company has been highly dependent on a concentrated customer base. In 1996, 1995, 1994 and 1993, the Company's two largest customers provided 34%, 45%, 39% and 48% of the Company's total revenues, respectively. In 1994 and 1993, Federal Express provided 30% and 36% of the Company's total revenues, respectively, and in 1995, Mellon Bank provided 36% of the Company's total revenues. Mellon Bank and First Union National Bank provided 19% and 15%, respectively, of the Company's revenues for the year ended December 31, 1996. The Company's reliance on a concentrated base of customers has been due primarily to the Company's dependence on large software development contracts. The Company intends to continue to seek customer support for strategic development projects that may yield additional software products and expects that it may continue to experience a dependence on a few significant customers for the foreseeable future. If the Company is unable to establish relationships with additional significant customers and if the Company is unable to increase revenues derived from the sale of software products as a percentage of total revenues, the Company's business, operating results and financial condition could be materially adversely affected. See "Item 1, Business--Customers."

  Rapid Technological Change and Dependence on New Software Products. The market for the Company's software products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of competitive software products responding to these trends could render the Company's existing software products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance its existing software products, respond to changing customer requirements and develop and introduce in a timely manner new software products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed heterogeneous and changing hardware platforms, operating systems, relational databases and networks. For example, as certain of the Company's customers start to utilize Microsoft NT or other emerging operating systems on server platforms, it may be necessary for the Company to enhance its software products to operate on such platforms in order to maintain its competitive ability. There can be no assurance that the Company's software products will achieve market acceptance, or will adequately address the changing needs of the marketplace, or that the Company will be successful in developing and marketing enhancements to its existing software products, or new software products incorporating new technology on a timely basis. If the Company is unable to develop and introduce new software products, or enhancements to existing software products, in a timely manner to adequately address changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

  The Company has a number of ongoing software development projects. The Company expects to release enhancements to its CheckVision, RemitVision and WorkVision software products. The Company's objective is to increase the portion of the Company's total revenues derived from these software products. There can be no assurance the Company will release these enhancements in a timely manner or at all, or that the features these enhanced software products include will be features required to achieve market acceptance. The Company has not completed an installation of the full RemitVision product. Accordingly, the Company has no experience with installed versions of RemitVision, and there can be no assurance that problems with the implementation of RemitVision at customer sites will not arise and materially adversely affect the Company's business, operating results and financial condition. The failure of the Company's software products to achieve broader market acceptance and increased sales could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 1, Business--Products."

  Risk of Software Defects and Product Liability. Software products as complex as those offered by the Company may contain errors that may be detected at any point in the software products' life cycles. The Company has in the past discovered software errors in certain of its software products and has experienced delays in shipment of software products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. The Company's software products are generally used to manage data that is critical to an organization, and, as a result, the sale and support of software products by the Company may entail the risk of product liability claims. A liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

  Competition. The Company's competitors vary in size and in scope and breadth of the software products and services offered. The Company competes with information and document management systems companies, including: (i) a number of private companies and certain public companies which offer software products targeted at one or more specific market segments such as BancTec, Broadway & Seymour, Fiserv, IBM, NCR and Unisys; (ii) the internal information technology departments of potential customers which develop proprietary customer information solutions; and (iii) a number of companies, such as IBM and TRW targeting the enterprise-wide information systems market. In particular, with respect to its CheckVision software product the Company competes with Fiserv, and with respect to its RemitVision software product the Company competes with BancTec, TRW and Unisys. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire software products that compete with the Company's software products. In competing with hardware vendors, the Company may be at a competitive disadvantage because hardware vendors are able to package and discount sales of software bundled with hardware to allow the customer the opportunity to deal with a single vendor.

  Many of the Company's competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. The Company's current and future competitors could introduce software products with more features, higher scalability, greater functionality and lower prices than the Company's software products. These competitors could also bundle existing or new software products with other, more established software products in order to compete with the Company. Moreover, as the client/server solutions market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. Further, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Any material reduction in the price of the Company's software products would negatively affect gross margins. There can be no assurance that the Company will be able to provide software products that compete favorably with the software products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company's failure to provide competitive products will have a materially adverse effect on the Company's business, operating results and financial condition. See "Item 1, Business--Industry Background and --Competition."

  Dependence on Growth of Market for Client/Server Applications Software in the Financial Services Industry. Substantially all of the Company's current business is in the market for client/server solutions and services for cash management and remittance processing in the banking industry, which is still an emerging market and which is highly fragmented and subject to rapid change. The Company's future financial performance will depend in large part on continued growth in the number of companies in the financial services industry adopting client/server technology and systems solutions requiring the software products provided by the Company. There can be no assurance that the market for client/server software products and services provided by the Company will continue to grow. If the client/server software and services market segment in which the Company operates fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. See "Item 1, Business--Industry Background."

  Risks Associated with Expanding Distribution. To date, the Company has sold its software products primarily through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and on its ability to successfully establish other distribution channels. The Company plans to augment its direct sales force by establishing indirect distribution channels, including the development of joint marketing relationships with firms that have a large market presence or sell complementary software products. The Company is in the early stage of developing these indirect channels, and there can be no assurance that the Company's efforts in this regard will be successful. There can be no assurance that the Company will be able to successfully expand its direct sales force or indirect channels or that any such expansion will result in an increase in revenues. Any failure by the Company to expand its direct sales force or other distribution channels could materially adversely affect the Company's business, operating results and financial condition. See "--Dependence on and Need to Hire Additional Key Personnel," "Item 1, Business--Strategy" and "Item 1, Business--Sales and Marketing."

  Management of Expanding and Changing Operations. The Company's growth and transition have placed significant demands on the Company's management, operational and technical resources. Such growth and transition are expected to continue to challenge the Company's sales, marketing, technical and support personnel and senior management. The Company's future performance will depend in part on its ability to manage expanding domestic operations and to adapt its operational systems to respond to changes in its business. The Company is in the process of transitioning from providing software development services as a software developer to developing and selling software products, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales and marketing capabilities and software production and distribution infrastructure. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any failure of the Company to manage the transition successfully could have a material adverse effect on the Company's business, operating results and financial condition. The failure of the Company to effectively manage its growth could have a material adverse effect on the Company's business, operating results and financial condition. See "--Risks Associated with Transition to Software Product Business" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Dependence on and Need to Hire Additional Key Personnel. The Company's future performance depends to a significant degree upon the continued service of its senior management, as well as marketing, sales and product development personnel. The Company does not have long term employment contracts with any of its employees. The Company does not have and does not intend to obtain key person life insurance on its personnel. The loss of one or more of the Company's key personnel could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled management, marketing, sales and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be successful in attracting, assimilating and retaining such personnel in the future. Failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 1, Business--Employees."

  Dependence on Proprietary and Licensed Technology; Risks of
Infringement. The Company's success depends in significant part upon its proprietary technology. The Company relies on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect its proprietary rights. The Company presently has four patents. While the Company's current software products are not dependent on these patents, such patents may be utilized in future software products. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and business partners, and limits access to and distribution of its software products, supporting documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries where the Company has in the past licensed and may in the future license its software products. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's software products or design around any intellectual property rights upon which the Company's business is now or may in the future be dependent.

  The Company's products incorporate certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's software products to perform key functions. There can be no assurance that such firms will remain in business, that they will continue to support their software products, or that their software products will otherwise continue to be available to the Company on commercially reasonable terms. The Company believes that substantially all of the software it licenses is available from vendors other than the Company's current vendors, or could be developed internally by the Company, and could therefore be replaced with equivalent software in a timely manner. However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which would adversely affect the Company's business, operating results and financial condition.

  The Company is not aware that any of its software products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future software products. The Company expects that software product developers will increasingly be subject to such claims as the number of software products and competitors in the Company's industry segment grows and the functionality of software products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Item 1, Business--Intellectual Property and Licensing."

ITEM 2. PROPERTIES

  The Company occupies approximately 50,000 square feet of office space in Emeryville, California, pursuant to a lease which expires in March 1999, with an option to extend its term for five years. The Company also leases 4,600 square feet of storage facilities in Oakland, California. Management believes that its current facilities are adequate to meet its needs through the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders in the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

  The Company's common stock is traded on the NASDAQ National Market under the symbol "IACP." Following the Company's initial public offering on November 7, 1996, the following high and low closing prices were reported by NASDAQ for the quarter ended December 31, 1996. Such prices represent interdealer prices and do not include retail mark-ups or mark downs or commissions, and may not represent actual transactions.

                                                                    HIGH   LOW
                                                                   ------ ------
   November 7, 1996 to December 31, 1996.......................... $6.875 $5.625

  As of December 31, 1996, the Company had approximately 60 holders of record of its common stock.

  The market price for the Common Stock may be affected by a number of factors, some of which are outside the control of the Company, including the announcement of new software products or product enhancements by the Company or its competitors, quarterly variations in the Company's operating results or the operating results of the Company's competitors or companies in related industries, changes in earnings estimates or recommendations by securities analysts, developments in the Company's industry, general market conditions and other factors, including factors unrelated to the operating performance of the Company or its competitors. In addition, stock prices for many companies in the technology and emerging growth sectors have experienced particularly volatile fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of the Company's Common Stock.

  The Company has never paid cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future. Further, an existing bank line of credit agreement restricts the Company's ability to pay cash dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                           1996      1995      1994     1993
                                          -------  --------  --------  -------
                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                        DATA)
   Revenues:
     License............................. $ 7,345  $  2,110  $  1,779  $ 1,357
     Service.............................  12,347    10,150     9,429    8,977
     Maintenance.........................   2,588     3,738     3,535    3,003
     Hardware............................   3,412     1,532     2,641    3,357
                                          -------  --------  --------  -------
       Total revenues....................  25,692    17,530    17,384   16,694
                                          -------  --------  --------  -------
   Cost of revenues:
     License.............................     426       --        --       --
     Service.............................   7,023     6,068     5,058    7,149
     Maintenance.........................   1,312     2,105     1,991    1,642
     Hardware............................   2,716       865     1,721    2,082
     Amortization of purchased software..     --        --        --     2,154
                                          -------  --------  --------  -------
       Total cost of revenues............  11,477     9,038     8,770   13,027
                                          -------  --------  --------  -------
   Operating expenses:
     Sales and marketing.................   5,133     4,313     4,624    3,769
     General and administrative..........   2,646     2,318     2,484    2,590
     Product development.................   4,226     3,238     2,365    1,085
                                          -------  --------  --------  -------
       Total operating expenses..........  12,005     9,869     9,473    7,444
                                          -------  --------  --------  -------
   Operating income (loss) from
    continuing operations................   2,210    (1,377)     (859)  (3,777)
   Other income (expense):
     Interest expense....................     (55)      (14)      (20)     --
     Interest income and other...........     153        79        49      284
                                          -------  --------  --------  -------
   Income (loss) from continuing
    operations...........................   2,308    (1,312)     (830) $(3,493)
   Discontinued operations:
     Loss from discontinued operations...     --        --       (369)    (475)
     Loss on disposal of discontinued
      operations.........................     --        --     (2,657)     --
                                          -------  --------  --------  -------
   Loss from discontinued operations.....     --        --     (3,026)    (475)
                                          -------  --------  --------  -------
   Net income (loss)..................... $ 2,308  $ (1,312) $ (3,856) $(3,968)
                                          =======  ========  ========  =======
   Pro forma net income (loss) per share
    (1).................................. $  0.22  $  (0.14)
                                          =======  ========
   Pro forma shares used in per share
    calculations (1).....................  10,329     9,424
                                          =======  ========
                                                    DECEMBER 31,
                                          ------------------------------------
                                           1996      1995      1994     1993
                                          -------  --------  --------  -------
                                                   (IN THOUSANDS)
   CONSOLIDATED BALANCE SHEET DATA:
   Working capital....................... $14,117  $  1,032  $  1,773  $ 5,370
   Total assets..........................  19,177     5,705     8,259   11,119
   Total debt............................     --        200       --       --
   Redeemable convertible preferred
    stock................................     --     15,448    14,275   13,102
   Stockholders' equity (net capital
    deficiency)..........................  14,576   (13,825)  (11,400)  (6,591)

--------
(1)See Note 1 to Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company was incorporated in July 1992, when the management of the Company, in partnership with E.M. Warburg, Pincus & Co., LLC purchased certain assets and liabilities of Litton Industries' Integrated Automation Division, a leading system integrator with a primary focus on the aerospace industry and secondary focus on the financial services and transportation industries. Following this acquisition, the Company began its transition from a system integrator to a provider of software development services and a developer of application framework software products. The Company decided to de-emphasize the aerospace market, to develop its transaction management platform into a stand-alone software product, and to build a series of standard software application products based upon its complex transaction management platform targeted initially to the financial services industry. To date, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts. The Company's objective is to increase the portion of the Company's total revenue derived from software product sales. The Company was able to increase the amount of software license revenue in each quarter of 1996.

  The Company currently sells two leading application framework software products for advanced cash management services, CheckVision and RemitVision, which are built upon the Company's advanced, client/server complex transaction management software platform, WorkVision. CheckVision is designed to add new products and services to a commercial bank's check processing business offerings, and RemitVision is designed to provide banks and other remittance processors with the ability to combine high volume consumer payment activity with complex accounts receivable processing in one production environment. The Company has also invested in growing a sales and marketing organization to sell its software products. At the same time, the Company has continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which the Company believes may be the basis for future software products.

  During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts, certain of which provide the basis for the Company's application framework software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for 1996 and 1995 was 48.0% and 57.9%, respectively. In addition, the Company is transitioning from selling hardware. Due in large part to these transitions, the Company did not experience significant growth in total revenue in 1995 and 1994 and has only recently begun to experience such growth in the year ended December 31, 1996 as compared to the year ended December 31, 1995. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

  The Company's total revenues are derived from software licenses, services, maintenance and hardware. The Company licenses software to end users under non-cancelable license agreements and provides services such as installation, training and software maintenance. To date, the Company has provided its software primarily under contracts requiring significant customization services. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from the Company's estimates for a variety of reasons, including delays in the installation of the Company's software products or greater than anticipated contract costs, and such differences could be material to the financial statements. Software license revenue for contracts not requiring significant customization services is recognized when a product has been shipped and all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year. Hardware revenue is recognized when title passes to the customer. See
Note 1 to Notes to Consolidated Financial Statements.

  At December 31, 1996, the Company had an accumulated deficit of approximately $12.5 million. The Company achieved net income of approximately $327,000 for the quarter ended March 31, 1995, and incurred losses during the remaining three quarters and for the year ended December 31, 1995. While the Company achieved profitability of approximately $2.3 million for the year ended December 31, 1996, there can be no assurance that the Company will have operating profits in any future period and recent operating results should not be considered indicative of future financial performance.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated consolidated statement of operations data expressed as a percentage of total revenues:

                                                 YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                  1996      1995       1994
                                                --------  --------   --------
   Revenues:
     License...................................     28.6%     12.0%      10.2%
     Service...................................     48.0      57.9       54.2
     Maintenance...............................     10.1      21.3       20.3
     Hardware..................................     13.3       8.8       15.3
                                                --------  --------   --------
       Total revenues..........................    100.0     100.0      100.0
   Cost of revenues:
     License...................................      1.7       --         --
     Service...................................     27.3      34.6       29.1
     Maintenance...............................      5.1      12.0       11.5
     Hardware..................................     10.6       4.9        9.9
                                                --------  --------   --------
       Total cost of revenues..................     44.7      51.5       50.5
                                                --------  --------   --------
   Gross margin................................     55.3      48.5       49.5
                                                --------  --------   --------
   Operating expenses:
     Sales and marketing.......................     20.0      24.6       26.6
     General and administrative................     10.3      13.2       14.3
     Product development.......................     16.4      18.5       13.6
                                                --------  --------   --------
       Total operating expenses................     46.7      56.3       54.5
                                                --------  --------   --------
   Operating income (loss) from continuing
    operations.................................      8.6      (7.8)      (5.0)
     Interest income (expense) and other.......      0.4       0.4        0.2
                                                --------  --------   --------
   Income (loss) from continuing operations....      9.0      (7.4)      (4.8)
   Discontinued operations:
     Loss from discontinued operations.........      --        --        (2.1)
     Loss on disposal of discontinued
      operations...............................      --        --       (15.3)
                                                --------  --------   --------
   Net income (loss)...........................      9.0%     (7.4)%    (22.2)%
                                                ========  ========   ========

COMPARISON OF 1996, 1995, AND 1994

REVENUES

  License. License revenue to date has been primarily derived from licenses of the Company's CheckVision, RemitVision, and WorkVision software products. License revenue was $7.3 million, $2.1 million, and $1.8 million in 1996, 1995, and 1994, respectively. This increase in license revenue was primarily due to growing market acceptance of the Company's CheckVision and RemitVision products, and to a lesser extent, revenue from its WorkVision product, which is licensed pursuant to application framework development contracts. License revenues from sales to aerospace customers represented 6.1%, 15.6%, and 25.9% of license revenue in 1996, 1995, and 1994, respectively.

  Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue was $12.3 million, $10.2 million, and $9.4 million in 1996, 1995, and 1994, respectively. This increase in service revenue occurred primarily due to an increase in installation services related to CheckVision, and to a lesser extent, RemitVision. Service revenue from aerospace customers represented 3.2%, 2.9%, and 9.9% of service revenue in 1996, 1995, and 1994, respectively. As the Company implements its strategy to focus on product sales and assisting customers in deploying the Company's software products, service revenue as a percentage of total revenues may decrease.

  Maintenance. Maintenance revenue is generated primarily by software support agreements that include telephone support, minor software upgrades and, in some cases, third-party support. Maintenance revenue was $2.6 million, $3.7 million, and $3.5 million in 1996, 1995, and 1994, respectively. Maintenance revenue decreased in 1996 as some of the remaining aerospace customers let their maintenance contracts lapse for software products that the Company no longer offers to new customers. Maintenance revenue from aerospace customers represented 29.4%, 35.9%, and 39.5% of maintenance revenue in 1996, 1995, and 1994, respectively.

  Hardware. Hardware revenue was $3.4 million, $1.5 million, and $2.6 million in 1996, 1995, and 1994, respectively. The Company has on occasion sold a proprietary, high-margin hardware item to a single customer, but this practice was discontinued effective January 1, 1996. The hardware revenue increase in 1996 was primarily the result of a large RemitVision contract, and to a lesser extent, numerous CheckVision contracts for which the Company was required to act as a reseller of certain hardware required for installation. Previously, the Company has provided hardware to its customers where (i) the customer did not have a relationship with a particular hardware vendor and direct purchase by the customer would significantly delay an installation by the Company or
(ii) certain hardware that is required for the operation of the Company's CheckVision and/or RemitVision products are not available for direct sale to end users. In the future, the Company expects hardware revenue to be eliminated as the Company has since found alternate hardware distribution channels to support its customers.

COST OF REVENUES

  License. Through 1995, the Company's license revenue had consisted of a small number of installations with license fees primarily ranging from $50,000 to several hundred thousand dollars, with negligible cost of license revenue. With the growing market acceptance of RemitVision in 1996, cost of license revenue due to royalties payable to third parties increased to $426,000. The cost of license revenue as a percentage of license revenue is expected to increase in the future if the Company's strategy of increasing revenue from software products developed under software application framework development contracts is successful and associated royalties become due.

  Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing installation, training and development services. Cost of service revenue was $7.0 million in 1996, $6.1 million in 1995, and $5.1 million in 1994, or 56.9%, 59.8%, and
53.6% of the related service revenue, respectively. Cost of service revenue increased as a percentage of service revenue in 1995 as compared to 1994 primarily due to an increase in the number of personnel hired in anticipation of the Company's increased level of business. Cost of service revenue increased 15.7% from 1995 to 1996 due to the higher level of service revenue in 1996 as compared to 1995. The cost of service revenue as a percentage of service revenue may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

  Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue was $1.3 million in 1996, $2.1 million in 1995, and $2.0 million in 1994, or 50.7%, 56.3%, and 56.3% of the related maintenance revenue, respectively. In 1996, costs declined as aerospace customers let their maintenance contracts lapse for software products that the Company no longer offers to new customers. From 1994 to 1995, the cost of maintenance revenue increased in absolute dollars as increased levels of maintenance were provided. Cost of maintenance revenue may increase in the future if the Company is successful in selling maintenance for its new software products.

  Hardware. Cost of hardware revenue consists of direct costs of hardware supplied on behalf of customers and subcontract fees for assembly of the Company's proprietary hardware item which the Company discontinued selling in 1995. Cost of hardware revenue was $2.7 million in 1996, $865,000 in 1995, and $1.7 million in 1994, or 79.6%, 56.5%, and 65.2% of related hardware revenue, respectively. In 1996, the cost of hardware revenue as a percentage of hardware revenue increased as the Company discontinued the sale of its high margin proprietary hardware product and acted as a reseller of certain hardware required for installation of its products. In 1995 and 1994, the cost of hardware revenue as a percentage of hardware revenue varied due to the amount of a proprietary hardware item sold.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expense was $5.1 million, $4.3 million, and $4.6 million in 1996, 1995, and 1994, respectively. Sales and marketing expense increased from 1995 to 1996 primarily because of increased sales commissions and an increase in sales and marketing personnel. The decline in sales and marketing expense from 1994 to 1995 was the result of the departure of a senior sales executive. After the departure of this senior sales executive, the position was eliminated. The Company intends to expand its sales and marketing personnel and activities and, therefore, anticipates these expenditures will increase in absolute dollars and may increase as a percentage of total revenues.

  General and administrative. General and administrative expense was $2.6 million in 1996, $2.3 million in 1995, and $2.5 million in 1994, or 10.3%, 13.2%, and 14.3% of total revenues, respectively. General and administrative expense increased 14.2% from 1995 to 1996 due primarily to growth in the Company's infrastructure to support increased revenues. General and administrative expense declined from 1994 to 1995 primarily due to expense of $204,000 related to a non-compete agreement in connection with the acquisition of certain assets and liabilities from Litton Industries being fully amortized in 1994. To the extent the Company is successful in expanding its operations and as a result of becoming a public entity, general and administrative expense is expected to increase in absolute dollars.

  Product development. Product development expense was $4.2 million, $3.2 million, and $2.4 million in 1996, 1995, and 1994, or 16.4%, 18.5%, and 13.6%
of total revenues, respectively. In 1996 and 1995, product development expense increased primarily as a result of an increase in headcount to support the Company's RemitVision product. In the future, the Company expects that product development expenditures will increase in absolute dollars and may increase as a percentage of total revenues as product enhancements and new software products are developed. In particular, to the extent the Company is required to develop future applications without development contracts, the Company's expenditures for product development will increase.

  Discontinued operations. In December 1994, the Company adopted a plan to discontinue the operations of its French subsidiary IA Corporation, S.A., which was focused on the manufacturing, energy and transportation industries and did not fit the Company's strategy of focusing on application framework software products targeted to the financial services industry. The Company recorded operating losses related to its French subsidiary of $369,000 in 1994 and recorded a loss on the disposal of IA Corporation, S.A. of $2.7 million in 1994. See Note 2 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations primarily from proceeds of private sales of Series A Preferred Stock and Common Stock totaling $12.1 million, and through an initial public offering of common stock in 1996 with net proceeds of $10.6 million. At December 31, 1996, the Company had $10.8 million in cash and cash equivalents and $14.1 million in working capital. The company has a $2.0 million bank line of credit agreement that expires in May 1998. Under the terms of the credit agreement, the Company may borrow up to $2.0 million under a revolving line of credit, which includes up to $500,000 in commercial and standby letters of credit. There were no borrowings under this line of credit at December 31, 1996. The line of credit is secured by substantially all of the Company's assets. Advances under the line of credit are limited to 80% of eligible billed accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5% (8.75% at December 31, 1996). The line of credit contains financial and non-financial covenants with which the Company was in compliance at December 31, 1996.

  The Company's operating activities used cash of $353,000 in 1996, $1.3 million in 1995, and $952,000 in 1994. The decrease in use of cash for operating activities in 1996 as compared with 1995 was attributable to net income offset by an increase in accounts receivable. The increase in use of cash for operating activities in 1995 as compared with 1994 was attributable to the net loss and increase in accounts receivable.

  The Company's investing activities in 1996, 1995 and 1994 have consisted primarily of purchases of capital equipment and short term investments. Capital expenditures totaled $351,000, $127,000 and $536,000 in 1996, 1995, and 1994, respectively, to acquire furniture and equipment, primarily computer hardware, for the Company's growing employee base. The Company currently has no significant capital spending requirement or purchase commitments other than a non-cancelable operating lease for its facilities. See Note 5 of Notes to Consolidated Financial Statements.

  At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $5.1 million expiring in the years 2008 through 2010 and federal tax credits of approximately $290,000 expiring in years 2008 through 2011. The Company has net operating loss carryforwards for state purposes of approximately $1.8 million expiring in the years 1998 through 2000 and state tax credits of approximately $190,000 with an indefinite carryforward. Due to "change in ownership" provision of the Tax Reform Act of 1986, utilization of the net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

   The Company believes that its existing cash, cash equivalents and short term investments, together with cash flow from operations and available borrowings under its revolving line of credit, will be sufficient to meet its working capital requirements for at least the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements together with related notes, report of Ernst & Young L.L.P., independent auditors, and supplementary financial information are listed at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this report on Form 10-K in that the Company will file its Definitive Proxy Statement for its annual meeting of stockholders pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption "Executive Officers" in Part I of this report. The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 17, 1997, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Officer Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 17, 1997, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 17, 1997, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 17, 1997, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)The following documents are filed as part of this report:

     (1)Consolidated Financial Statements--see "Index to
     Consolidated Financial Statements"

     (2)Consolidated Financial Statement Schedules:

  Schedule II--Valuation and Qualifying Accounts

    All schedules, except those listed above, have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

     (3)Exhibits

         3.1*  Certificate of Incorporation of the Registrant, as amended
               (formerly Exhibit 3.1(b))
         3.2*  Bylaws of the Registrant.
         4.1*  Stockholders' Agreement dated July 31, 1992; Amendment No. 1 to
               Stockholders' Agreement dated May 28, 1996.
        10.1+* Agreement between Mellon Bank Corporation and the Registrant dated March 24, 1995.
        10.2*  1992 Stock Plan.
        10.3*  1996 Stock Plan.
        10.4*  1996 Employee Stock Purchase Plan.
        10.5*  Loan and Security Agreement dated May 20, 1994 between
               Registrant and Bank of the West; First Amendment dated May 22,
               1995; Second Amendment dated February 21, 1996; Form of Third
               Amendment.
        10.6*  Severance and Non-Compete Agreement dated July 31, 1992 between
               Chakravarthi V. Ravi and the Registrant.
        10.7* Lease by and between Watergate Tower Associates and the Registrant dated June 30, 1993.
        10.8*  Form of Indemnity Agreement.
        10.9*  Share Exchange Agreement dated May 29, 1996 between the
               Registrant, Warburg, Pincus Investors, L.P. and holders of the
               Registrant's Series A Preferred Stock.
        10.10* Amendment No. 1 to the Share Exchange Agreement dated November
               6, 1996 between the Registrant, Warburg, Pincus Investors, L.P.
               and holders of the Registrant's Series A Preferred Stock.
        11.1   Statement of computation of earnings per share.
        21.1*  Subsidiaries of the Registrant.
        23.1   Consent of Ernst & Young LLP, Independent Auditors.
        24.1   Power of Attorney (see page 45)
        27.1   Financial Data Schedule

--------
+  Confidential treatment has been granted for portions of these agreements.
* Incorporated by reference to the exhibits filed with the Company's registration statement on Form SB-2 (Registration Statement No. 333-4928-
   LA)

  (b)Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

                                IA CORPORATION I

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors.........................  32
Consolidated Balance Sheets at December 31, 1996 and December 31, 1995.....  33
Consolidated Statements of Operations for the Years Ended December 31,
 1996, December 31, 1995
 and December 31, 1994.....................................................  34
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)
 for the Years Ended
 December 31, 1996, December 31, 1995 and December 31, 1994................  35
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1996, December 31, 1995
 and December 31, 1994.....................................................  36
Notes to Consolidated Financial Statements.................................  37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IA Corporation I

  We have audited the accompanying consolidated balance sheets of IA Corporation I as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IA Corporation I at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

Walnut Creek, California
January 29, 1997

                                IA CORPORATION I

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 10,806  $  1,079
  Receivables, including unbilled receivables of $2,422 in
   1996 and $1,244 in 1995, less allowance for doubtful
   accounts of $46 in 1996 and $50 in 1995.................    7,259     3,389
  Other current assets.....................................      653       646
                                                            --------  --------
   Total current assets....................................   18,718     5,114
Property and equipment, net................................      459       391
Note receivable............................................      --        200
                                                            --------  --------
                                                            $ 19,177  $  5,705
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL
 DEFICIENCY)
Current liabilities:
  Borrowings under bank line of credit..................... $    --   $    200
  Accounts payable.........................................      740       267
  Accrued compensation and related liabilities.............    1,433     1,024
  Deferred revenues........................................    2,007     2,320
  Other accrued liabilities................................      421       271
                                                            --------  --------
   Total current liabilities...............................    4,601     4,082
Commitments
Mandatorily redeemable convertible preferred stock, Series
 A, $1.00 par value:
  Authorized shares--none at December 31, 1996 and 200,000
   at December 31, 1995
  Issued and outstanding shares--none at December 31, 1996
   and 120,000 at December 31, 1995........................      --     15,448
Stockholders' equity (net capital deficiency):
  Preferred shares, $0.01 par value:
   Authorized shares--5,000,000
   Issued and outstanding shares--none at December 31, 1996
    and 1995...............................................      --        --
  Common shares, $0.01 par value:
   Authorized shares--35,000,000 at December 31, 1996, and
    7,175,000 at December 31, 1995
   Issued and outstanding shares--8,592,402 at December 31,
    1996, and 5,630,016 at December 31, 1995...............       86        56
  Class B Common shares, $0.01 par value:
   Authorized shares--5,000,000 shares at December 31,
    1996, and none at December 31, 1995
   Issued and outstanding shares--2,417,112 shares at
    December 31, 1996 and none at December 31, 1995........       25       --
  Additional paid-in capital...............................   27,121        31
  Accumulated deficit......................................  (12,484)  (13,912)
  Deferred compensation....................................     (172)      --
                                                            --------  --------
   Total stockholders' equity (net capital deficiency).....   14,576   (13,825)
                                                            --------  --------
                                                            $ 19,177  $  5,705
                                                            ========  ========

                             See Accompanying Notes

                                IA CORPORATION I

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
Revenues:
  License...........................................  $ 7,345  $ 2,110  $ 1,779
  Service...........................................   12,347   10,150    9,429
  Maintenance.......................................    2,588    3,738    3,535
  Hardware..........................................    3,412    1,532    2,641
                                                      -------  -------  -------
    Total revenues..................................   25,692   17,530   17,384
Cost of revenues:
  License...........................................      426      --       --
  Service...........................................    7,023    6,068    5,058
  Maintenance.......................................    1,312    2,105    1,991
  Hardware..........................................    2,716      865    1,721
                                                      -------  -------  -------
    Total cost of revenues..........................   11,477    9,038    8,770
Operating expenses:
  Sales and marketing...............................    5,133    4,313    4,624
  General and administrative........................    2,646    2,318    2,484
  Product development...............................    4,226    3,238    2,365
                                                      -------  -------  -------
    Total operating expenses........................   12,005    9,869    9,473
                                                      -------  -------  -------
Operating income (loss) from continuing operations..    2,210   (1,377)    (859)
Other income (expense):
  Interest expense..................................      (55)     (14)     (20)
  Interest income and other.........................      153       79       49
                                                      -------  -------  -------
Income (loss) from continuing operations............    2,308   (1,312)    (830)
Discontinued operations:
  Loss from discontinued operations.................      --       --      (369)
  Loss on disposal of discontinued operations.......      --       --    (2,657)
                                                      -------  -------  -------
Loss from discontinued operations...................      --       --    (3,026)
                                                      -------  -------  -------
Net income (loss)...................................    2,308   (1,312)  (3,856)
Preferred dividends and accretion...................     (880)  (1,173)  (1,173)
                                                      -------  -------  -------
Net income (loss) applicable to common stockholders.  $ 1,428  $(2,485) $(5,029)
                                                      =======  =======  =======
Pro forma net income (loss) per share...............  $  0.22  $ (0.14)
                                                      =======  =======
Pro forma shares used in per share calculations.....   10,329    9,424
                                                      =======  =======


                             See Accompanying Notes

                                IA CORPORATION I

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                           COMMON STOCK
                         ------------------
                                                                                CUMULATIVE      TOTAL
                                                                                  FOREIGN   STOCKHOLDERS'
                                            ADDITIONAL                           CURRENCY      EQUITY
                                             PAID-IN-  ACCUMULATED   DEFERRED   TRANSLATION (NET CAPITAL
                           SHARES    AMOUNT  CAPITAL     DEFICIT   COMPENSATION ADJUSTMENT   DEFICIENCY)
                         ----------  ------ ---------- ----------- ------------ ----------- -------------
Balances, December 31,
 1993...................  5,899,845   $ 59   $    23    $ (6,301)       --         $(372)      $(6,591)
  Stock options
   exercised............     44,940    --        --          --         --           --            --
  Repurchase of common
   stock................    (13,251)   --        --          --         --           --            --
  Accretion of
   mandatorily
   redeemable
   convertible preferred
   stock................        --     --        --       (1,173)       --           --         (1,173)
  Cumulative translation
   adjustment...........        --     --        --          --         --           220           220
  Net loss..............        --     --        --       (3,856)       --           --         (3,856)
                         ----------   ----   -------    --------      -----        -----       -------
Balances, December 31,
 1994...................  5,931,534     59        23     (11,330)       --          (152)      (11,400)
  Stock options
   exercised............     68,845    --          8         --         --           --              8
  Repurchase of common
   stock................   (370,363)    (3)      --          (97)       --           --           (100)
  Accretion of
   mandatorily
   redeemable
   convertible preferred
   stock................        --     --        --       (1,173)       --           --         (1,173)
  Cumulative translation
   adjustment...........        --     --        --          --         --           152           152
  Net loss..............        --     --        --       (1,312)       --           --         (1,312)
                         ----------   ----   -------    --------      -----        -----       -------
Balances, December 31,
 1995...................  5,630,016     56        31     (13,912)       --           --        (13,825)
  Stock options
   exercised............    275,540      4         5         --         --           --              9
  Initial public
   offering of common
   stock, net of
   expenses of $1,283...  2,130,841     21    10,585         --         --           --         10,606
  Conversion of
   preferred stock to
   common stock.........  2,973,117     30    16,298         --         --           --         16,328
  Deferred compensation
   resulting from grant
   of options...........        --     --        202         --       $(202)         --            --
  Amortization of
   deferred
   compensation.........        --     --        --          --          30          --             30
  Accretion of
   mandatorily
   redeemable
   convertible preferred
   stock................        --     --        --         (880)       --           --           (880)
  Net income............        --     --        --        2,308        --           --          2,308
                         ----------   ----   -------    --------      -----        -----       -------
Balances, December 31,
 1996................... 11,009,514   $111   $27,121    $(12,484)     $(172)       $ --        $14,576
                         ==========   ====   =======    ========      =====        =====       =======

                             See Accompanying Notes

                                IA CORPORATION I

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEARS ENDED DECEMBER
                                                              31,
                                                    -------------------------
                                                     1996     1995     1994
                                                    -------  -------  -------
OPERATING ACTIVITIES
Net income (loss):
  Continuing operations............................ $ 2,308  $(1,312) $  (830)
  Discontinued operations..........................      --       --   (3,026)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization:
    Continuing operations..........................     276      294      563
    Discontinued operations........................      --       --      207
  Amortization of deferred compensation............      30       --       --
  Loss on disposal of property and equipment.......      (9)      --       45
  Loss on disposal of discontinued operations......      --       --    2,657
  Changes in operating assets and liabilities:
    Receivables....................................  (3,870)  (1,433)   1,267
    Other assets...................................     193      (32)     199
    Accounts payable...............................     473      (13)    (160)
    Accrued compensation and related liabilities...     409      258      (38)
    Deferred revenues..............................    (313)     889   (1,234)
    Other accrued liabilities......................     150       21     (270)
    Net current assets of discontinued operations..      --       --     (309)
    Net other assets of discontinued operations....      --       --      (23)
                                                    -------  -------  -------
Net cash used in operating activities..............    (353)  (1,328)    (952)
INVESTING ACTIVITIES
Net proceeds from sale of discontinued business....      --       33       --
Purchases of property and equipment:
  Continued operations.............................    (351)    (127)    (425)
  Discontinued operations..........................      --       --     (111)
Proceeds from sales of property and equipment:
  Continuing operations............................      16       --        3
  Discontinued operations..........................      --       --        8
Sale of investments................................      --       --    2,811
                                                    -------  -------  -------
Net cash provided by (used in) investing
 activities........................................    (335)     (94)   2,286
FINANCING ACTIVITIES
Borrowings under bank line of credit...............     778      500      500
Repayment of borrowings under bank line of credit..    (978)    (300)    (500)
Proceeds from issuance of common stock.............  10,606       --       --
Proceeds from exercise of stock options............       9        8       --
Repurchase of common stock.........................      --     (100)      --
                                                    -------  -------  -------
Net cash provided by financing activities..........  10,415      108       --
Effect of exchange rate changes on cash............      --       --      170
Net increase (decrease) in cash....................   9,727   (1,314)   1,504
Cash at beginning of period........................   1,079    2,393      889
                                                    -------  -------  -------
Cash at end of period.............................. $10,806  $ 1,079  $ 2,393
                                                    =======  =======  =======
Supplemental disclosure of cash flow information:
  Deferred compensation related to stock option
   grants.......................................... $   202  $    --  $    --
                                                    =======  =======  =======
  Cash paid for interest........................... $    56  $    11  $    16
                                                    =======  =======  =======
Supplemental noncash investing and financing
 information:
  Conversion of preferred stock to common stock.... $16,328  $    --  $    --
                                                    =======  =======  =======

                             See Accompanying Notes

                               IA CORPORATION I

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The Company and Basis of Presentation

  IA Corporation I (the "Company") was incorporated on July 20, 1992. The Company develops, markets, implements and supports software solutions for financial services organizations that require flexible automation of high-volume, complex transactions. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of deposits with major banks, certificates of deposit and commercial paper with original maturities of less than three months.

  In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all debt securities held during 1996 and 1995 were designated as available for sale. There were no significant gains or losses from sales of debt securities during the year ended December 31, 1996 and 1995. At December 31, 1996, the Company has investments in commercial paper recorded in the amount of $8,974,000, which approximates fair market value.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives ranging from three to seven years.

 Software Development Costs

  The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. As of December 31, 1996, such capitalized software development costs were insignificant and all software development costs have been charged to product development expenses in the accompanying consolidated statements of operations.

 Revenue Recognition

  The Company licenses software to end-users under non-cancelable license agreements and provides services such as installation, training and software maintenance. The Company provides its software primarily under contracts requiring significant customization services. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from management's estimates and such differences could be material to the financial statements. Software license revenue for contracts not requiring significant customization services is recognized when the product has been shipped, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Allowances for estimated future warranty costs are provided at the time revenue is recognized.

                               IA CORPORATION I

  Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year. Hardware revenue is recognized when the title passes to the customer.

 Credit Risk

  The Company currently sells its services primarily to large corporations in the financial services industry in North America. The Company extends credit based on an evaluation of the customer's financial condition and, generally, does not require collateral. The Company maintains reserves for potential credit losses which management believes are adequate to cover any potential losses. Actual credit losses may differ from management's estimates and such differences could be material to the financial statements.

 Foreign Currency Translation

  The revenue and expenses of the Company's foreign subsidiary were translated at monthly average exchange rates. As discussed in Note 2, the Company has discontinued the operations of its foreign subsidiary.

 Stock-Based Compensation

   The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and in the year ending December 31, 1996, has adopted the "disclosure only" alternative described in Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

 Net Income (Loss) Per Share Applicable to Common Stockholders and Pro Forma
   Net Income (Loss) Per Share

  Net income (loss) per share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options (using the treasury stock method) have been included in the computation only when dilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the 12-month period prior to the Company's initial public offering of its common stock have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method) through September 30, 1996. Per share information calculated on this basis is as follows:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          --------------------
                                                          1996   1995    1994
                                                          ----- ------  ------
   Net income (loss) per share applicable to common
    stockholders......................................... $0.30 $(0.38) $(0.74)
   Shares used in computing net income (loss) per share
    (in thousands)....................................... 7,795  6,596   6,767

  The pro forma calculation of net income (loss) per share presented in the consolidated statements of operations is computed as described above and also gives retroactive effect to the conversion of all outstanding shares of convertible preferred stock and accrued dividends into common stock upon the closing of the Company's initial public offering in November 1996. All of the convertible preferred stock outstanding upon the completion of the initial public offering was automatically converted into an aggregate 2,973,117 shares of common stock.

2. DISCONTINUED OPERATIONS

   In December 1994, the Company adopted a formal plan to discontinue the operations of its wholly owned subsidiary domiciled in France, IA Corporation S.A., within one year. IA Corporation S.A. was engaged in the

                               IA CORPORATION I
sale of software that provided a document image repository to companies primarily in the manufacturing, energy, and transportation industries. In conjunction with the plan to discontinue the operations of IA Corporation S.A., in October 1995, the Company entered into an agreement with a nonaffiliated entity to sell the capital stock of IA Corporation S.A. and a related software license for a total purchase price of $600,000. In the year ended December 31, 1995, $200,000 of the total purchase price was received. In June 1996, an additional $200,000 of the purchase price was received. The remaining purchase price of $200,000 is due in December 1997 and such amount is included in other current assets in the accompanying balance sheet. The Company may receive up to an additional $700,000 based upon IA Corporation S.A. revenue levels for 1997.

   Operating results of IA Corporation S.A. for the year ended December 31, 1994, are included in discontinued operations in the consolidated statements of operations. Revenues of the discontinued business for 1994 were $5,518,000. The loss on disposition of this business has also been included in discontinued operations.

3. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
   Computer equipment................................. $ 1,474,000  $ 1,180,000
   Furniture and fixtures.............................     185,000      143,000
   Other..............................................      31,000       72,000
                                                       -----------  -----------
                                                         1,690,000    1,395,000
   Less accumulated depreciation and amortization.....  (1,231,000)  (1,004,000)
                                                       -----------  -----------
                                                       $   459,000  $   391,000
                                                       ===========  ===========

4. LINE OF CREDIT

   The line of credit agreement with a bank allows borrowings up to a maximum of $2,000,000 with interest at the bank's prime rate plus 0.5% (8.75% at December 31, 1996). Borrowings are limited to the lesser of $2,000,000 or a borrowing base of 80% of eligible billed receivables. Borrowings under the line of credit are secured by substantially all of the Company's assets. Under the provisions of the line of credit, the Company is required to maintain certain financial and non-financial covenants. The line of credit agreement expires on May 15, 1998. The Company has no borrowings outstanding under the line of credit at December 31, 1996.

5. COMMITMENTS

  The Company leases office space under non-cancelable operating leases. Future minimum lease payments for the years ending December 31 are as follows:

           1997................................... $1,324,000
           1998...................................  1,201,000
           1999...................................    357,000
           2000...................................      5,000
           2001...................................      5,000
                                                   ----------
                                                   $2,892,000
                                                   ==========

  Rent expense was $1,568,000, $1,547,000, and $1,291,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                               IA CORPORATION I

  The Company has outstanding irrevocable letters of credit in the amount of $131,000 at December 31, 1996 and 1995. These letters of credit, which have terms through April 1998, collateralize the Company's obligations to third parties for lease commitments.

6. STOCKHOLDERS' EQUITY

 Initial Public Offering

  On November 8, 1996, the Company completed its initial public offering of 2,525,000 shares of common stock (including shares sold by selling stockholders) at $6.00 per share. The Company received net proceeds of $10,092,000. In connection with the initial public offering, Series A preferred stock plus all accrued dividends converted into 2,973,117 shares of common stock, of which 2,417,112 is Class B common stock. On December 10, 1996, the underwriters exercised a portion of their overallotment option and the Company issued an additional 130,841 shares of the Company's common stock, realizing net proceeds of $514,000.

 Preferred Stock

  On May 28, 1996, the Company amended its Certificate of Incorporation to allow the Board of Directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.

 Class B Common Stock

  On May 28, 1996, the Company amended its Certificate of Incorporation to authorize the issuance of Class B common stock. Upon the closing of the initial public offering, 2,417,112 shares of Class B common stock was issued in exchange for a portion of the outstanding Series A preferred stock and accrued dividends. The Class B common stock has the same rights, preferences, privileges, and restrictions as the common stock, except that the Class B common stock has very limited voting rights and does not vote for the election of directors. The shares of Class B common stock are also convertible at the option of the holder into common stock, so long as such conversion does not result in the holder obtaining greater than 49% of the Company's outstanding voting securities.

 Stock Split

  On April 30, 1996, the Board of Directors approved a five-for-one stock split of issued and outstanding common stock. On May 28, 1996, the Board of Directors approved an additional seven-for-five stock split of issued and outstanding common stock. All shares in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock splits.

 Stock Option Plan

  Under the provisions of the Company's 1992 Stock Plan (the "1992 Plan"), the Company is authorized to issue up to 1,658,769 shares of common stock for the grant of incentive stock options ("ISOs"), nonqualifying stock options ("NSOs"), or stock purchase rights. All options granted under the 1992 Plan expire seven years after the date of the grant. Generally, options become vested and exercisable 20% one year after the date of grant and then 5% at the end of each three-month period thereafter.

  On May 28, 1996, the Company adopted the 1996 Stock Plan (the "1996 Plan") which provides for the grant of incentive stock options, non-qualifying stock options and stock purchase rights. All options under the 1996 Plan expire ten years after the date of the grant and become vested and exercisable 25% one year after date of grant and then 1/48 at the end of each month thereafter. A total of 400,000 shares of common stock have been reserved for issuance under the 1996 Plan.

                               IA CORPORATION I

  Stock option data is as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                  EXERCISE PRICE
                                                       NUMBER OF    OF SHARES
                                                        SHARES      UNDER PLANS
                                                       ---------  --------------
   Options outstanding at December 31, 1993........... 1,095,255      $0.01
   Options granted....................................   260,400       0.01
   Options exercised..................................   (44,940)      0.01
   Options canceled...................................  (224,588)      0.01
                                                       ---------
   Options outstanding at December 31, 1994........... 1,086,127       0.01
   Options granted....................................   317,100       0.28
   Options exercised..................................   (68,845)      0.11
   Options canceled...................................  (175,917)      0.03
                                                       ---------
   Options outstanding at December 31, 1995........... 1,158,465       0.08
   Options granted....................................   455,199       1.93
   Options exercised..................................  (275,540)      0.03
   Options canceled...................................   (23,800)      1.04
                                                       ---------
   Options outstanding at December 31, 1996........... 1,314,324      $0.71
                                                       =========      =====

  Included in the table above are options to purchase 397,215 shares of common stock at an exercise price of $0.01 per share which become vested and exercisable in July 1999, but are subject to accelerated vesting based upon the Company's equity value, as defined, in the event of the sale, transfer, or disposition of all or substantially all of the Company's assets, or the merger of the Company with or into any other corporation.

  At December 31, 1996, options to purchase 109,530 shares of common stock were exercisable at $0.01 to $0.28 per share. The weighted average fair value of options granted during 1996 with exercise prices less than the market price at date of grant is $0.82 per share. The weighted average fair value of options granted during 1996 and 1995 with exercise prices equal to the market price at date of grant, is $1.21 and $0.05 per share, respectively. At December 31, 1996, 355,120 options to purchase common stock were available for future option grants.

  The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                         -------------------------------------- --------------------------
                                         WEIGHTED
                             NUMBER       AVERAGE    WEIGHTED       NUMBER      WEIGHTED
                         OUTSTANDING AT  REMAINING    AVERAGE   EXERCISABLE AT   AVERAGE
  RANGE OF                DECEMBER 31,  CONTRACTUAL EXERCISABLE  DECEMBER 31,  EXERCISABLE
EXERCISE PRICES               1996         LIFE        PRICE         1996         PRICE
---------------          -------------- ----------- ----------- -------------- -----------
$0.01-$0.28.............     904,905       4.01        $0.10       109,530        $0.16
$0.43-$1.43.............     338,359       6.22        $1.26           --           --
$3.57-$6.00.............      71,060       9.63        $5.83           --           --
                           ---------                               -------
                           1,314,324                               109,530
                           =========                               =======

  During 1996, the Company issued options to purchase 455,199 shares of common stock. The Company recorded deferred compensation of $202,000 for financial reporting purposes with respect to 389,039 of such option grants to reflect the difference between the exercise price and deemed fair value of the Company's common stock. Amortization of deferred compensation for the year ended December 31, 1996 totaled $30,000.

                               IA CORPORATION I

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, for certain Company common stock grants, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

  As adjusted information regarding net income (loss) and net income (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS
123. Under this method, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying that Statement's fair value method to the Company's stock-based awards results in net income (loss) and net income (loss) per share that are not materially different from amounts reported in 1996 and 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995:

                        YEARS ENDED DECEMBER 31,
                        ------------------------
                         1996             1995
                        -------          -------
      Expected
       dividend yield.       0%               0%
      Expected
       volatility.....       0%               0%
      Risk-free
       interest rate..    6.09%            5.76%
      Expected life of
       the option.....  6 years          6 years

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its adjusted effect will not be fully reflected until 1999.

 1996 Employee Stock Purchase Plan

  On May 28, 1996, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which 150,000 shares of common stock have been reserved for issuance. The Plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. The Plan has 24-month offering periods, with each offering period divided into four consecutive six-month purchase periods. The initial offering period commenced approximately two weeks subsequent to the effective date of the initial public offering.

7. SAVINGS PLAN

  The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 18% of their pre-tax salaries, but not more than the statutory limits. The Company

                               IA CORPORATION I
contributes fifty cents for each dollar contributed by a participant, with a maximum contribution of 2% of a participant's earnings. The Company's matching contribution to the savings plan was $124,000, $109,000 and $95,000 in 1996, 1995 and 1994, respectively.

8. INCOME TAXES

  At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5,100,000 expiring in the years 2008 through 2010 and federal tax credits of approximately $290,000 expiring in years 2008 through 2011. The Company has net operating loss carryforwards for state income tax purposes of approximately $1,800,000 expiring in the years 1998 through 2000 and state tax credits of approximately $190,000 with an indefinite carryforward. Due to "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
   Deferred tax assets:
     Net operating losses............................. $ 1,859,000  $ 2,066,000
     Tax credit carryovers............................     479,000      293,000
     Capital loss carryovers..........................   1,145,000    1,145,000
     Accrued expenses and reserves....................     907,000      788,000
     Other............................................     132,000      397,000
                                                       -----------  -----------
       Total deferred tax assets......................   4,522,000    4,689,000
                                                       ===========  ===========
   Deferred tax liabilities
     Deferred revenue.................................    (864,000)     (94,000)
     Other............................................    (130,000)    (134,000)
                                                       ===========  ===========
       Total deferred tax liabilities.................    (994,000)    (228,000)
                                                       ===========  ===========
   Net deferred tax assets............................   3,528,000    4,461,000
   Valuation allowance................................  (3,528,000)  (4,461,000)
                                                       ===========  ===========
   Net deferred tax assets............................ $         0  $         0
                                                       ===========  ===========

  The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the year ended December 31, 1996 is as follows:

      Tax at U.S. statutory rates.........................................  34 %
      State tax, net of federal benefit...................................   6 %
      Benefit of net operating losses..................................... (40)%
                                                                           ---
      Effective tax rate..................................................   0 %
                                                                           ===

9. SIGNIFICANT CUSTOMERS

  In 1996, two customers accounted for 19% and 15%, respectively, of total revenues. In 1995, one customer accounted for 36% of total revenues, and in 1994, another customer accounted for 30% of total revenues.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT              BALANCE AT
                                              BEGINNING                 END OF
                                              OF PERIOD  DELETIONS(1)   PERIOD
                                              ---------- ------------ ----------
                                                        (IN THOUSANDS)
Year ended December 31, 1996
    Allowance for doubtful accounts..........    $ 50        $ 4         $ 46
                                                 ----        ---         ----
      Totals.................................    $ 50        $ 4         $ 46
                                                 ====        ===         ====
Year ended December 31, 1995
    Allowance for doubtful accounts..........    $ 50         --         $ 50
                                                 ----        ---         ----
      Totals.................................    $ 50         --         $ 50
                                                 ====        ===         ====
Year ended December 31, 1994
    Allowance for doubtful accounts..........    $ 50         --         $ 50
                                                 ----        ---         ----
      Totals.................................    $ 50         --         $ 50
                                                 ====        ===         ====

--------
(1) Uncollectible accounts written off, less recoveries

                                  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, I hereunto duly authorized in the City of Emeryville, State of California, on the 28th day of March 1997.

                                          IA CORPORATION I

                                                /s/ Chakravarthi V. Ravi
                                          By: _________________________________
                                                  Chakravarthi V. Ravi
                                              President and Chief Executive
                                                         Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chakravarthi V. Ravi, his attorney-in-fact, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

          SIGNATURES                         TITLES                   DATE
          ----------                         ------                   ----
  /s/ Chakravarthi V. Ravi       President, Chief Executive        March 28, 1997
-------------------------------   Officer and Chairman of the
     CHAKRAVARTHI V. RAVI         Board (Principal Executive
                                  Officer)

    /s/ David M. Winkler         Vice President and Chief          March 28, 1997
-------------------------------   Financial Officer (Principal
       DAVID M. WINKLER           Financial and Accounting
                                  Officer)

      /s/ Henry Kressel          Director                          March 28, 1997
-------------------------------
         HENRY KRESSEL

      /s/ John Oltman            Director                          March 28, 1997
-------------------------------
          JOHN OLTMAN

   /s/ Peter Stalker, III        Director                          March 28, 1997
-------------------------------
      PETER STALKER, III

       /s/ Randy Katz            Director                          March 28, 1997
-------------------------------
          RANDY KATZ