Form 10-Q
period 1997-03-31
IA CORP
filed 1997-05-15
CIK 1013033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

                          Commission File No. 00021539


                                IA CORPORATION I
             (Exact name of Registrant as specified in its charter)


               DELAWARE                            94-3161772
               --------                            ----------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)


                         1900 POWELL STREET, SUITE 600
                          EMERYVILLE, CALIFORNIA 94608
                    (Address of principal executive offices)

                                 (510) 450-7000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes  [_] No

The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 11,119,978 as of April 30, 1997.

                                IA CORPORATION I
                               REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

    Item 1    Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 1997
              and December 31, 1996 ...................................      3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 1997 and 1996 ..............      4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1997 and 1996 ..............      5

              Notes to Condensed Consolidated Financial Statements ....      6

    Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................      8


PART II.  OTHER INFORMATION

    Item 6    Exhibits and Reports on Form 8-K.........................     19

Signatures ............................................................     20

Exhibit Index .........................................................     21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IA CORPORATION I
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        MARCH 31,    DECEMBER 31,
                                                                           1997          1996
                                                                       -----------   ------------
                                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents........................................   $ 11,461    $ 10,806
     Receivables, including unbilled receivables of $4,625 at
       March 31, 1997 and $2,422 at December  31,  1996,  less
       allowance for doubtful accounts of $46 at March 31, 1997 and
       December 31, 1996..............................................      6,958       7,259
     Other current assets.............................................        656         653
                                                                         --------    --------
         Total current assets.........................................     19,075      18,718
Property and equipment, net...........................................        516         459
                                                                         --------    --------
                                                                         $ 19,591    $ 19,177
                                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................................   $    462    $    740
     Accrued compensation and related liabilities.....................      1,358       1,433
     Deferred revenues................................................      1,749       2,007
     Other accrued liabilities........................................        388         421
                                                                         --------    --------
         Total current liabilities....................................      3,957       4,601
Stockholders' equity:
     Preferred shares, $0.01 par value:
         Authorized shares -- 5,000,000
         Issued and outstanding shares-- none.........................         --          --
     Common shares, $0.01 par value:
         Authorized shares -- 35,000,000
          Issued and outstanding shares -- 8,651,384 at March 31, 1997
              and 8,592,402 at December 31, 1996......................         87          86
     Class B Common shares, $0.01 par value:
         Authorized shares -- 5,000,000
         Issued and outstanding shares -- 2,417,112...................         25          25
     Additional paid-in capital.......................................     27,318      27,121
     Accumulated deficit..............................................    (11,634)    (12,484)
     Deferred compensation............................................       (162)       (172)
                                                                         --------    --------
         Total stockholders' equity...................................     15,634      14,576
                                                                         --------    --------
                                                                         $ 19,591    $ 19,177
                                                                         ========    ========

                            See accompanying notes

                                IA CORPORATION I

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                  1997            1996
                                                              --------------  --------------
Revenues:
     License.................................................    $  2,482       $     877
     Service.................................................       2,796           3,570
     Maintenance.............................................         838             571
     Hardware................................................          --             556
                                                              --------------  --------------
         Total revenues......................................       6,116           5,574
Cost of revenues:
     License.................................................         126              30
     Service.................................................       1,858           2,419
     Maintenance.............................................         349             354
     Hardware................................................          --             456
                                                              --------------  --------------
         Total cost of revenues..............................       2,333           3,259
Operating expenses:
     Sales and marketing.....................................       1,152           1,015
     General and administrative..............................         589             630
     Product development.....................................       1,288             547
                                                              --------------  --------------
         Total operating expenses............................       3,029           2,192
                                                              --------------  --------------
Operating income.............................................         754             123
Other income (expense):
     Interest expense........................................          --              (8)
     Interest income and other...............................         131              17
                                                              --------------  --------------
Income before taxes..........................................         885             132
Provision for income taxes...................................          35              --
                                                              --------------  --------------
Net income...................................................         850             132
Preferred dividends and accretion............................          --            (293)
                                                              --------------  --------------
Net income (loss) applicable to common stockholders..........   $     850      $     (161)
                                                              ==============  ==============

Pro forma net income per share...............................   $    0.07        $   0.01
                                                              ==============  ==============

Pro forma shares used in per share calculations..............      12,157          10,083
                                                              ==============  ==============


                            See accompanying notes.

                                IA CORPORATION I
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 -------------------------------------
                                                                                        1997               1996
                                                                                 -----------------  ------------------
OPERATING ACTIVITIES
Net income....................................................................          $   850            $   132
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization............................................               75                 64
     Amortization of deferred compensation....................................               10                 --
     Loss on disposal of property and equipment...............................               --                 (9)
     Changes in operating assets and liabilities:
         Receivables..........................................................              301             (1,739)
         Other current assets.................................................               (3)                68
         Accounts payable.....................................................             (278)               127
         Accrued compensation and related liabilities.........................              (75)               261
         Deferred revenues....................................................             (258)             2,076
         Other accrued liabilities............................................              (33)                55
                                                                                 -----------------  ------------------
Net cash provided by operating activities.....................................              589              1,035

INVESTING ACTIVITIES
Purchases of property and equipment...........................................             (132)              (152)
Proceeds from sales of property and equipment.................................               --                 16
                                                                                 -----------------  ------------------
Net cash used in investing activities.........................................             (132)              (136)

FINANCING ACTIVITIES
Borrowings under bank line of credit..........................................               --                500
Proceeds from issuance of common stock........................................              198                 --
                                                                                 -----------------  ------------------
Net cash provided by financing activities.....................................              198                500
Net increase in cash..........................................................              655              1,399
Cash at beginning of period...................................................           10,806              1,079
                                                                                 -----------------  ------------------
Cash at end of period.........................................................          $11,461            $ 2,478
                                                                                 =================  ==================


                            See accompanying notes.

                                IA CORPORATION I
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.

2.   Net income (loss) per share

Net income (loss) per share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options (using the treasury stock method) have been included in the computation only when dilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the Company's initial public offering of its common stock have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method) through September 30, 1996. Per share information calculated on this basis is as follows:

                                             THREE MONTHS
                                                 ENDED
                                               MARCH 31,
                                        -------------------
                                            1997      1996
                                        -------------------
Net income (loss) per share applicable     $  0.07   $(0.02)
 to common stockholders.................
Shares used in computing net income         12,157    6,499
 (loss) per share (in thousands)........

The pro forma calculation of net income (loss) per share presented in the consolidated statements of operations is computed as described above and also gives retroactive effect to the conversion of all outstanding shares of convertible preferred stock and accrued dividends into common stock upon the closing of the Company's initial public offering in November 1996. All of the convertible preferred stock outstanding upon the completion of the initial public offering was automatically converted into an aggregate of 2,973,117 shares of common stock.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997.
     ------------------
At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact would result in a $0.01 increase in primary earnings per share for the quarter ended March 31, 1997. There is no impact in primary earnings per share for the quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not material.

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, expense levels and revenue sources. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

   The Company was incorporated in July 1992, when the management of the Company, in partnership with Warburg Pincus purchased certain assets and liabilities of Litton Industries' Integrated Automation Division, a leading system integrator with a primary focus on the aerospace industry and secondary focus on the financial services and transportation industries. Following this acquisition, the Company began its transition from a system integrator to a provider of software development services and a developer of application framework software products. The Company decided to de-emphasize the aerospace market, to develop its transaction management platform into a stand-alone software product, and to build a series of standard software application products based upon its complex transaction management platform targeted initially to the financial services industry. To date, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts. The Company's objective is to increase the portion of the Company's total revenue derived from software product sales. The Company was able to increase the amount of software license revenue in each quarter of 1996, and the quarter ended March 31, 1997.

   The Company currently sells two leading application framework software products for advanced cash management services, CheckVision(R) and RemitVision/TM/, which are built upon the Company's advanced, client/server complex transaction management software platform, WorkVision/TM/. CheckVision is designed to add new products and services to a commercial bank's check processing business offerings, and RemitVision is designed to provide banks and other remittance processors with the ability to combine high volume consumer payment activity with complex accounts receivable processing in one production environment. The Company has also invested in growing a sales and marketing organization to sell its software products. At the same time, the Company has continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which the Company believes may be the basis for future software products.

   During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts, certain of which provide the basis for the Company's application framework software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for 1996, 1995, and the quarter ended March 31, 1997 was

48.0%, 57.9%, and 45.7%, respectively. In addition, the Company is transitioning from selling hardware. Due in large part to these transitions, the Company did not experience significant growth in total revenue in 1995 and 1994 and has only recently begun to experience such growth in the year ended December 31, 1996 as compared to the year ended December 31, 1995. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

   Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced in the past and is currently experiencing product installation delays which have resulted in strained customer relations. The Company has been successful in resolving such issues in the past and is working to resolve the issues which it is currently experiencing. However, there is no assurance that the Company will be successful in resolving its current situation or that it will be successful in resolving similar situations in the future. The failure to resolve the current siutation or similar situations in the future could have an adverse effect on the Company's operating results and could also adversely affect the Company's ability to market its products.

   The Company's total revenues are derived from software licenses, services, maintenance and hardware. The Company licenses software to end users under non-cancelable license agreements and provides services such as installation, training and software maintenance. To date, the Company has provided its software primarily under contracts requiring significant customization services. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from the Company's estimates and such differences could be material to the financial statements. Software license revenue for contracts not requiring significant customization services is recognized when a product has been shipped and all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year.

   At March 31, 1997, the Company had an accumulated deficit of approximately $11.6 million. The Company achieved net income of approximately $327,000 for the quarter ended March 31, 1995, and incurred losses during the remaining three quarters and for the year ended December 31, 1995. While the Company was profitable in each quarter of 1996 and for the quarter ended March 31, 1997, there can be no assurance that the Company will have operating profits in any future period and recent operating results should not be considered indicative of future financial performance. The Company does not believe that the increase in license revenues from the quarter ended March 31, 1996 to the quarter ended March 31, 1997 is necessarily indicative of future license revenue growth.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

  REVENUES

  License.  License revenue is primarily derived from licenses of the Company's
  -------
CheckVision, RemitVision, and WorkVision software products. License revenue increased 183.0% to $2.5 million from $877,000 for the quarters ended March 31, 1997 and 1996, respectively. As a percentage of total revenues, license revenues increased to 40.6% for the quarter ended March 31, 1997 as compared to 15.7% for the quarter ended March 31, 1996. Total license revenues increased as a result of an increase in the installed base of CheckVision and RemitVision products, reflecting increased market awareness, and acceptance of the Company's products in the marketplace.

  Service.  Service revenue has been comprised primarily of fees from software
  -------
application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue decreased 21.7% to $2.8 million from $3.6 million for the quarters ended March 31, 1997 and 1996, respectively. As a percentage of total revenues, service revenues decreased to 45.7% for the quarter ended March 31, 1997 as compared to 64.0% for the quarter ended March 31, 1996. The Company believes the decrease in service revenue for the quarter ended March 31, 1997 is the result of the implementation of its strategy to focus on product sales and assisting customers in deploying the Company's software products, and a related decrease in the amount of services performed pursuant to significant application development contracts. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

  Maintenance.  Maintenance revenue is generated primarily by software support
  -----------
agreements that include telephone support, minor software upgrades, and in some cases, third party support. Maintenance revenue increased 46.8% to $838,000 from $571,000 for the quarters ended March 31, 1997 and 1996, respectively. As a percentage of total revenues, maintenance revenue increased to 13.7% for the quarter ended March 31, 1997 as compared to 10.2% for the quarter ended March 31, 1996. The growing installed base of CheckVision and RemitVision products has resulted in a corresponding increase in demand for maintenance services. Accordingly, the Company believes that fluctuations in the demand for its CheckVision and RemitVision products could result in fluctuations of maintenance revenue.

  Hardware.  The Company did not record revenue for hardware sales for the
  --------
quarter ended March 31, 1997. The Company does not expect to record significant hardware revenue in the future as it has found alternate distribution channels to support its customers.

  COST OF REVENUES

  License.  Cost of license revenue increased 320.0% to $126,000 from $30,000
  -------
for the quarters ended March 31, 1997 and 1996, representing 5.1% and 3.4% of license revenues, respectively. Cost of license revenue increased due to royalties payable to third parties on increased sales of the Company's RemitVision product. The cost of license revenue as a percentage of license revenue may increase in the future if the Company's strategy of increasing revenue from software products developed under software application framework development contracts is successful and associated royalties become due.

  Service.  Cost of service revenue is primarily comprised of employee-related
  -------
costs and fees for third party consultants incurred in providing installation, training and development services. Cost of service revenue decreased 23.2% to $1.9 million from $2.4 million for the quarters ended March 31, 1997 and 1996, representing 66.5% and 67.8% of service revenues, respectively. The decrease in cost of service revenue was due to the related decrease in service revenue in the quarter ended March 31, 1997.

  Maintenance.  Cost of maintenance revenue is primarily comprised of employee-
  -----------
related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue declined 1.4% to $349,000 from $354,000 for the quarters ended March 31, 1997 and 1996, representing 41.6% and 62.0% of maintenance revenues, respectively. Cost of maintenance revenue remained steady for the quarters ended March 31, 1997 and 1996, respectively, despite an increase in maintenance revenues for the quarter ended March 31, 1997 due to economies of scale as a result of revenue growth.

  OPERATING EXPENSES

  Sales and marketing.  Sales and marketing expenses consist primarily of
  -------------------
salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses increased 13.5% to $1.2 million from $1.0 million for the quarters ended March 31, 1997 and 1996, respectively. These increases reflect a greater level of commissions, and increased costs associated with promotional activities. Sales and marketing expenses represent 18.8% and 18.2% of total revenues for the quarters ended March 31, 1997 and 1996, respectively.

  General and administrative.  General and administrative expenses decreased
  --------------------------
6.5% to $589,000 from $630,000 in the quarters ended March 31, 1997 and 1996, respectively, due to lower expenses for employee incentives. General and administrative expenses represent 9.6% and 11.3% of total revenues for the quarters ended March 31, 1997 and 1996, respectively. To the extent that the Company is successful in expanding its operations and as a result of becoming a public entity, general and administrative expense is expected to increase in absolute dollars.

  Product development.  Product development expenses consist primarily of
  -------------------
salaries, other personnel-related expenses, and depreciation of development equipment. The Company believes that a significant level of investment for product development is required to remain competitive. Product development expenses increased 135.5% to $1.3 million from $547,000 for the quarters ended March 31, 1997 and 1996, respectively. These increases are primarily attributable to personnel costs related to the development of RemitVision, and to a lesser extent, new software products. Product development expenses represent 21.1% and 9.8% of total revenues for the quarters ended March 31, 1997 and 1996, respectively. The Company anticipates that it will continue to devote substantial resources to product development and product development costs will increase in absolute dollars in the future and may increase as a percentage of total revenues.

  Interest income.  Interest income represents interest earned by the Company on
  ---------------
its cash and cash equivalents. Interest income increased to $131,000 from $17,000 for the quarters ended March 31, 1997 and 1996, respectively. These increases are primarily a result of interest income related to the proceeds from the Company's initial public offering completed in November 1996.

  Provision for income taxes.  The effective tax rate for the quarter ended
  --------------------------
March 31, 1997 was 4%. The Company expects its fiscal 1997 effective tax rate to be approximately 4%. This rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryovers and tax credits. This rate could change based on changes in the U.S. tax law.

LIQUIDITY AND CAPITAL RESOURCES

  The Company completed an initial public offering of common stock in November 1996 with net proceeds of $10.6 million. The common stock is trading on the Nasdaq National Market under the symbol IACP.

  The Company generated cash of $589,000 from operating activities for the three months ended March 31, 1997, a decrease of $446,000 from cash generated from operating activities for the three months ended March 31, 1996. For the three months ended March 31, 1997, cash provided by operations was mainly attributable to profitability, a decrease in accounts receivable, an increase in accounts payable offset by a decrease in accrued liabilities due to payments of accrued IPO expenses. For the three months ended March 31, 1996, cash provided by operations was mainly attributable to changes in working capital as a result of the increase in current liabilities and customer deposits, partially offset by an increase in accounts receivable, and to profitability.

  The Company's investing activities have consisted primarily of purchases of capital equipment. Capital expenditures totaled $132,000 for the three months ended March 31, 1997, compared to $152,000 for the three months ended March 31, 1996. Capital expenditures consisted of purchases of computer equipment and office furniture to support the Company's growing employee base. The Company currently has no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for its facilities.

  At March 31, 1997, the Company had $11.5 million in cash and cash equivalents and $15.1 million in working capital. The Company has a $2.0 million bank line of credit agreement that expires in May 1998. Under the terms of the credit agreement, the Company may borrow up to $2.0 million under a revolving line of credit, which includes up to $500,000 in commercial and standby letters of credit. There were no borrowings under this line of credit at March 31, 1997. The line of credit is secured by substantially all of the Company's assets. Advances under the line of credit are limited to 80% of eligible billed accounts receivable. Borrowings accrue interest at the bank's prime rate plus .05% (9.0% at March 31, 1997). The line of credit contains financial and non-financial covenants which the Company was in compliance with at March 31, 1997.

  The Company believes that its existing cash and cash equivalents, together with cash flow from operations and available borrowings under its revolving line of credit, will be sufficient to meet its working capital requirements for at least the next twelve months.

RISK FACTORS

  History of Operating Losses; No Assurance of Profitability.  Through 1995, the
  ----------------------------------------------------------
Company has incurred significant net losses of $4.0 million, $3.9 million and $1.3 million for 1993, 1994 and 1995, respectively. At March 31, 1997, the Company had an accumulated deficit of approximately $11.6 million. The Company achieved net income of approximately $327,000 for the quarter ended March 31, 1995, and incurred losses during the remaining three quarters and for the year ended December 31, 1995. While the Company achieved net income of approximately $2.3 million for the twelve months ended December 31, 1996, and $850,000 for the quarter ended March 31, 1997, there can be no assurance that the Company will have operating profits in any future period, and recent operating results should not be considered indicative of future financial performance.

  Variability of Quarterly Operating Results.  The Company's quarterly operating
  ------------------------------------------
results have varied in the past, and the Company expects quarterly operating results to vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles of the Company's software products, the variable size and timing of individual license transactions, the timing of revenue recognized under the percentage-of-completion method, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's software products, delay or deferral of customer implementation of the Company's software products, software defects or other quality problems with the Company's software products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of the Company's customers, the introduction of indirect sales into the Company's revenue mix which could result in lower gross margins, changes in operating expenses, changes in Company strategy, personnel changes and general economic factors. In addition, the Company is in the process of transitioning from providing software development services to developing and selling software products, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because the Company's orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, an existing large application development contract could have a significant impact on quarterly operating results. For example, the Company is currently working on a large application development contract for several million dollars. While the majority of the revenue pursuant to this contract has been recognized, the Company has experienced delays with respect to this contract, which to date have been resolved, however, any future delay in completing the Company's obligations under this contract on the anticipated schedule would have an adverse effect on the Company's operating results in the next few quarters and could have an adverse effect on the Company's ability to market its products in the future. In addition, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's software products may be deferred or canceled. The Company has had operating profits only in the quarters ended March 31, 1995, 1996, and

1997, June 30, 1996, September 30, 1996 and December 31, 1996, and there can be no assurance that the Company will have operating profits in future quarters or on an annual basis.

  It typically takes the Company four to five months to install CheckVision after an order is placed and the Company anticipates a six month to one year installation period for RemitVision. Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced in the past and is currently experiencing product installation delays which have resulted in strained customer relations. The Company has been successful in resolving such issues in the past and is working to resolve the issues which it is currently experiencing. However, there is no assurance that the Company will be successful in resolving its current situation or that it will be successful in resolving similar situations in the future. The failure to resolve the current situation or similar situations in the future could have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products. The Company's expense levels are based in part on its expectations of future revenues. If revenue is below expectations, net income may be disproportionately affected because a significant portion of the Company's expenses does not vary with revenues. In the quarter ended March 31, 1997, the Company's revenues were lower than expected due to a lengthy sales cycle, but margins remained relatively constant. The Company's future operating results could be adversely affected if revenues do not meet the Company's expectations. The Company may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, the Company's operating margins may be materially adversely affected in the future if new competitors, technological advances by existing competitors, other competitive factors, or the Company's failure to continue to obtain software development contracts require the Company to invest significantly greater resources in software product development efforts.

  Because of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Further, it is possible that in future periods the Company's operating results may be below the expectations of public market analysts and investors. In such an event, the price of the Company's Common Stock would likely be materially adversely affected. See "--Risks Associated with Transition to Software Product Business," "--Dependence on Growth of Market for Client/Server Applications Software in the Financial Services Industry," and "--Lengthy Sales Cycle".

  Risks Associated with Transition to Software Product Business.  When the
  -------------------------------------------------------------
Company was formed in 1992, the Company shifted its strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services pursuant to large software development contracts, certain of which provide the basis for the Company's software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for 1996 and 1995 was 48.0% and 57.9%, respectively, and

45.7% and 64.0% for the three months ended March 31, 1997 and 1996, respectively. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

  Dependence on Development Services.  To date, the majority of the Company's
  ----------------------------------
total revenues has been derived from large application development contracts. Although the Company's strategy is to reduce the percentage of its total revenues from such contracts over time, the Company's total revenues for the foreseeable future will continue to be substantially dependent upon its ability to perform services under existing contracts and to attract new customers to enter into such contracts. Furthermore, the Company has historically used the research derived from its software development contracts as the basis for its software products and anticipates that any future software products will arise from new or existing software development contracts. To the extent that the Company is unable to complete work on its existing software development contracts or to attract new customers to enter into such contracts, the Company's ability to develop new software products will be materially adversely affected. In addition, to the extent the Company is required to develop future software products without software development contracts, the Company's expenditures for software product development will have to increase, which may materially adversely affect operating margins. There can be no assurance that the Company will be able to successfully complete work on its existing software development contracts, that it will be able to attract new customers to enter into software development contracts or that it will be able to develop new software products based on the research undertaken in connection with new or existing software development contracts, and any such failure would have a material adverse effect on the Company's business, operating results and financial condition. To the extent that the Company does develop new software products based upon technology developed in connection with software development contracts, the Company may have to expend substantial additional financial resources on software product development, and there can be no assurance that such software products will achieve market acceptance. In addition, upon commercialization of any such software products, the Company has agreed under certain circumstances in the past, and may in the future agree to pay royalties to repay development expenses to the customer for whom the development services were undertaken, and any such payments could have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company recorded $126,000 in RemitVision royalties to third parties for the three months ended March 31, 1997.

 Reliance on Banking Industry; Need to Penetrate Additional Segments of the
  --------------------------------------------------------------------------
Financial Services Industry.  Currently, a substantial majority of the Company's
---------------------------
total revenues results from services and licenses provided to banks. The Company's future operating results will depend in part on its ability to penetrate additional segments of the financial services industry such as the insurance, credit card and brokerage segments. While the Company may devote substantial resources to penetrate these and other markets, there can be no assurance that the revenues generated from this effort, if any, will exceed the cost of such efforts. To be successful in expanding its product offerings to market segments other than the banking industry, the Company will be required to create new software products and to modify its existing software products. There can be no assurance that it will be able to create or modify such software products effectively or that such software products, if successfully created or modified, will achieve market acceptance. To the extent that the Company is unable to penetrate new markets, its future financial condition will be dependent upon its ability to further penetrate the banking industry. If the Company is unable to adapt its software products, or its sales and marketing efforts to meet the needs of new markets, or if the Company is unsuccessful in its efforts to further penetrate the banking industry, the Company's business, operating results and financial condition could be materially adversely affected.

  Lengthy Sales Cycle.  The Company's sales cycle is typically six to twelve
  -------------------
months and varies substantially from customer to customer. The Company believes the purchase of its software products is discretionary and represents a strategic decision requiring a significant capital investment by its customers. As a result, purchase of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers and requires multiple approvals. Accordingly, the Company's sales are subject to a long approval process. The Company's business, operating results and financial condition have been in the past, and could be in the future, materially adversely affected if customers delay, reduce or cancel orders. In the quarter ended March 31, 1997, the Company's revenues were lower than expected due to a lengthy sales cycle, but margins remained relatively constant. The Company's future operating results could be adversely affected if revenues do not meet the Company's expectations. Such delays, reductions or cancellations may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect such results.

  Customer Concentration.  To date, the Company has been highly dependent on a
  ----------------------
concentrated customer base. In 1993, 1994, 1995 and 1996, the Company's two largest customers provided 48%, 39%, 45% and 34% of the Company's total revenues, respectively. For the three months ended March 31, 1997, three customers provided 16%, 12%, and 11%, respectively, of the Company's total revenues. The Company's reliance on a concentrated base of customers has been due primarily to the Company's dependence on large software development contracts. The Company intends to continue to seek customer support for strategic development projects that may yield additional software products and expects that it may continue to experience a dependence on a few significant customers for the foreseeable future. If the Company is unable to establish relationships with additional significant customers and if the Company is unable to increase revenues derived from the sale of software products as a percentage of total revenues, the Company's business, operating results and financial condition could be materially adversely affected.

  Rapid Technological Change and Dependence on New Software Products.  The
  ------------------------------------------------------------------
market for the Company's software products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of competitive software products responding to these trends could render the Company's existing software products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance its existing software products, respond to changing customer requirements and develop and introduce in a timely manner new software products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed heterogeneous and changing hardware platforms, operating systems, relational databases and networks. For example, as certain of the Company's customers start to utilize Microsoft NT or other emerging operating systems on server platforms, it may be necessary for the Company to enhance its software products to operate on such platforms in order to maintain its competitive ability. There can be no assurance that the Company's software products will achieve market acceptance, or will adequately address the changing needs of the marketplace, or that the Company will be successful in developing and marketing enhancements to its existing software products, or new software products incorporating new technology on a timely basis. If the Company is unable to develop and introduce new software products, or enhancements to existing software products, in a timely manner to adequately address changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

  The Company has a number of ongoing software development projects. The Company expects to release enhancements to its CheckVision, RemitVision and WorkVision software products. The Company's objective is to increase the portion of the Company's total revenues derived from these software products. There can be no assurance the Company will release these enhancements in a timely manner or at all, or that the features these enhanced software products include will be features required to achieve market acceptance. The Company's product development programs have been delayed in the past and the Company has recently experienced delays in the development of RemitVision. The Company has not completed an installation of the full RemitVision product. Accordingly, the Company has no experience with installed versions of RemitVision, and there can be no assurance that problems with the implementation of RemitVision at customer sites will not arise which cannot be successfully resolved. The inability of the Company to complete and successfully install RemitVision would materially adversely affect the Company's business, operating results and financial condition. The failure of the Company's software products to achieve broader market acceptance and increased sales could have a material adverse effect on the Company's business, operating results and financial condition.

  Additional Risks.  For a discussion of additional risks and uncertainties that
  ----------------
could affect the Company's business, operating results or financial condition, please see the Company's Annual Report on Form 10-K, "Item 1, Business--Risk Factors."

                               IA CORPORATION I

                           PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits
       --------
       The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended March 31, 1997:

       11.1  Statement of Computation of Net Income (Loss) per Share

       27     Financial Data Schedule

b.     Reports on Form 8-K
       -------------------

       The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                IA CORPORATION I

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IA CORPORATION I

Date: May 9, 1997                  /s/ David M. Winkler
                                    -------------------------------------------
                                    David M. Winkler
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                IA CORPORATION I

                                 EXHIBIT INDEX



Exhibit No.

11.1     Statement of Computation of Net Income (Loss) per Share
27       Financial Data Schedule