Form 10-Q
period 1997-06-30
IA CORP
filed 1997-08-14
CIK 1013033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

                          Commission File No. 00021539


                                IA CORPORATION I
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                        94-3161772
          --------                                        ----------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                             Number)


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

                                [X] Yes   [_] No

The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 11,249,205 as of August 4, 1997.

                                IA CORPORATION I
                               REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 1997
                  and December 31, 1996.....................................  3

                  Condensed Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 1997 and 1996.........  4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996...................  5

                  Notes to Condensed Consolidated Financial Statements......  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  8

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Securityholders........ 24

         Item 6.  Exhibits and Reports on Form 8-K.......................... 24

Signatures.................................................................. 26

Exhibit Index............................................................... 27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IA CORPORATION I
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               JUNE 30,
                                                                                1997              DECEMBER 31, 1996
                                                                              --------            -----------------
                                                                            (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents........................................         $   9,372                $ 10,806
     Receivables, including unbilled receivables of $4,274 at
         June 30, 1997 and $2,422 at December 31, 1996, less allowance for doubtful accounts of $46 at June 30, 1997 and December
         31, 1996.....................................................             6,547                   7,259
     Other current assets...........................................                 922                     653
                                                                                --------                --------
         Total current assets.........................................            16,841                  18,718
Property and equipment, net...........................................               629                     459
                                                                                --------                --------
                                                                                $ 17,470                $ 19,177
                                                                                ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................................        $      344              $      740
     Accrued compensation and related liabilities.....................             1,251                   1,433
     Deferred revenues................................................               966                   2,007
     Other accrued liabilities........................................               300                     421
                                                                                --------                --------
         Total current liabilities....................................             2,861                   4,601
Stockholders' equity:
     Preferred shares, $0.01 par value:
         Authorized shares -- 5,000,000
         Issued and outstanding shares-- none.........................                --                      --
     Common shares, $0.01 par value:
         Authorized shares -- 35,000,000
         Issued and  outstanding  shares --  8,710,280  at June 30, 1997
              and 8,592,402 at December 31, 1996......................                87                      86
     Class B Common shares, $0.01 par value:
         Authorized shares -- 5,000,000
         Issued and outstanding shares-- 2,417,112....................                25                      25
     Additional paid-in capital.......................................            27,333                  27,121
     Accumulated deficit..............................................           (12,685)                (12,484)
     Deferred compensation............................................              (151)                   (172)
                                                                                --------                --------
         Total stockholders' equity...................................            14,609                  14,576
                                                                                --------                --------
                                                                                $ 17,470                $ 19,177
                                                                                ========                ========

                            See accompanying notes

                                IA CORPORATION I

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                -------------------------------    ------------------------------
                                                    1997              1996             1997              1996
                                                -----------       ------------     -----------       ------------
Revenues:
   License................................        $     754        $    1,893        $   3,236        $     2,770
   Service................................            2,858             3,030            5,654              6,600
   Maintenance............................              718               515            1,556              1,086
   Hardware...............................               --             2,095               --              2,651
                                                -----------       ------------     -----------       ------------
     Total revenues.......................            4,330             7,533           10,446             13,107
Cost of revenues:
   License................................               23               233              149                263
   Service................................            1,988             1,495            3,846              3,914
   Maintenance............................              348               280              697                634
   Hardware...............................               --             1,684               --              2,140
                                                -----------       ------------     -----------       ------------
     Total cost of revenues...............            2,359             3,692            4,692              6,951
Operating expenses:
   Sales and marketing....................            1,240             1,429            2,392              2,444
   General and administrative.............              777               633            1,366              1,263
   Product development....................            1,175             1,090            2,463              1,637
                                                -----------       ------------     -----------       ------------
     Total operating expenses.............            3,192             3,152            6,221              5,344
                                                -----------       ------------     -----------       ------------
Operating income(loss)....................           (1,221)              689             (467)               812
Other income(expense):
   Interest expense.......................               --               (16)              --                (24)
   Interest income and other..............              135                15              266                 32
                                                -----------       ------------     -----------       ------------
Income(Loss) before taxes.................           (1,086)              688             (201)               820
Provision(benefit) for income taxes.......              (35)               --               --                 --
                                                -----------       ------------     -----------       ------------
Net income(loss)..........................       $   (1,051)      $       688      $      (201)      $        820
Preferred dividends and accretion.........               --              (293)              --               (586)
                                                -----------       ------------     -----------       ------------
Net income(loss) applicable to common
   stockholders...........................       $   (1,051)      $       395      $      (201)      $        234
                                                ===========       ============     ===========       ============
Pro forma net income(loss) per share......      $     (0.09)      $       0.07     $     (0.02)      $       0.08
                                                ===========       ============     ===========       ============
Pro forma shares used in per share
   calculations...........................           11,118            10,083           11,086             10,083
                                                ===========       ============     ===========       ============

                            See accompanying notes

                                IA CORPORATION I
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       ---------------------------
                                                                                         1997               1996
                                                                                       --------            -------
OPERATING ACTIVITIES
Net income(loss)..............................................................         $   (201)           $   820
Adjustments to reconcile net income(loss) to net cash provided by(used in)
     operating activities:
     Depreciation and amortization............................................              157                134
     Amortization of deferred compensation....................................               21                 --
     Loss on disposal of property and equipment...............................               --                 (9)
     Changes in operating assets and liabilities:
         Receivables..........................................................              712             (3,261)
         Other current assets.................................................             (269)               274
         Accounts payable.....................................................             (396)               382
         Accrued compensation and related liabilities.........................             (182)               516
         Deferred revenues....................................................           (1,041)             1,149
         Other accrued liabilities............................................             (121)               306
                                                                                       --------            -------
Net cash provided by(used in) operating activities............................           (1,320)               311

INVESTING ACTIVITIES
Purchases of property and equipment...........................................             (327)              (230)
Proceeds from sales of property and equipment.................................               --                 16
                                                                                       --------            -------
Net cash used in investing activities.........................................             (327)              (214)

FINANCING ACTIVITIES
Borrowings under bank line of credit..........................................               --                500
Deferred financing costs......................................................               --               (268)
Proceeds from issuance of common stock........................................               --                  3
Net proceeds from exercise of stock options...................................               11                 --
Net proceeds from employee stock purchase plan................................              202                 --
                                                                                       --------            -------
Net cash provided by financing activities.....................................              213                235
Net increase(decrease) in cash................................................           (1,434)               332
Cash at beginning of period...................................................           10,806              1,079
                                                                                       ========            =======
Cash at end of period.........................................................         $  9,372            $ 1,411
                                                                                       ========            =======

                            See accompanying notes

                               IA CORPORATION I
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.       Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.

2.       Net income(loss) per share

Net income(loss) per share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options (using the treasury stock method) have been included in the computation only when dilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the Company's initial public offering of its common stock have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method) through September 30, 1996. Per share information calculated on this basis is as follows:

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                           ----------------------------------     ----------------------------------
                                                1997               1996                1997               1996
                                           ---------------     --------------     ---------------    ---------------
Net income(loss) per share applicable to
   common stockholders...................
                                                  $(0.09)              $0.06             $(0.02)              $0.03
Shares used in computing net income
   (loss) per share (in thousands).......         11,118               7,110             11,086               7,110

The pro forma calculation of net income(loss) per share presented in the consolidated statements of operations is computed as described above and also gives retroactive effect to the conversion of all outstanding shares of convertible preferred stock and accrued dividends into common stock upon the closing of the Company's initial public offering in November 1996. All of the convertible preferred stock outstanding upon the completion of the initial public offering was automatically converted into an aggregate of 2,973,117 shares of common stock.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997.
     ------------------
At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact in primary earnings per share for the quarters ended June 30, 1997 and 1996, or the six months ended June 30, 1997. The impact in primary earnings per share for the six months ended June 30, 1996 would result in an increase of $0.01 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not material.

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

       The Company currently sells two leading application framework software products for advanced cash management services, CheckVision(R) and RemitVision(R), which are built upon the Company's advanced, client/server complex transaction management software platform, WorkVision(TM). CheckVision is designed to add new products and services to a commercial bank's check processing business offerings, and RemitVision is designed to provide banks and other remittance processors with the ability to combine high volume consumer payment activity with complex accounts receivable processing in one production environment. The Company has also invested in growing a sales and marketing organization to sell its software products. At the same time, the Company has continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which the Company believes may be the basis for future software products.

       During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts, certain of which provide the basis for the Company's application framework software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for 1996, 1995, and the six months ended June 30, 1997 was 48.0%, 57.9%, and 54.1%, respectively. In addition, the Company has transitioned from selling hardware.

Due in large part to these transitions, the Company did not experience significant growth in total revenue in 1995 and 1994. While the Company experienced growth in the year ended December 31, 1996 as compared to the year ended December 31, 1995, the Company recorded lower revenues for the quarter and six months ended June 30, 1997 than in comparable periods in 1996. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

       Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company has in the past experienced and is currently experiencing product installation delays which have resulted in the Company having lower than expected revenues and profits from RemitVision customers in the quarter ended June 30, 1997. The failure to resolve similar situations in the future could have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products.

       The Company's total revenues are derived from software licenses, services, and maintenance. Through 1996, the Company also sold hardware. The Company licenses software to end users under non-cancelable license agreements and provides services such as installation, training and software maintenance. To date, the Company has provided its software primarily under contracts requiring significant customization services. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from the Company's estimates and such differences could be material to the financial statements. Software license revenue for contracts not requiring significant customization services is recognized when a product has been shipped and all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year.

       At June 30, 1997, the Company had an accumulated deficit of approximately $12.7 million. The Company achieved net income of approximately $327,000 for the quarter ended March 31, 1995, and incurred losses during the remaining three quarters and for the year ended December 31, 1995. The Company was profitable in each quarter of 1996 and for the quarter ended March 31, 1997. The Company incurred a loss for the quarter ended June 30, 1997. There can be no assurance that the Company will have operating profits in any future period and prior operating results should not be considered indicative of future financial performance.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     REVENUES

     License.  License revenue is primarily derived from licenses of the
     -------
Company's CheckVision, RemitVision, and WorkVision software products. License revenue decreased 60.2% to $754,000 from $1.9 million for the quarters ended June 30, 1997 and 1996, respectively. As a percentage of total revenues, license revenues decreased to 17.4% for the quarter ended June 30, 1997 as compared to 25.1% for the quarter ended June 30, 1996. Total license revenues decreased primarily as a result of a lower negotiated contract value for a RemitVision customer.

     Service.  Service revenue has been comprised primarily of fees from
     -------
software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue decreased 5.7% to $2.9 million from $3.0 million for the quarters ended June 30, 1997 and 1996, respectively. The decrease in service revenue for the quarter ended June 30, 1997 is the result of a decrease in application framework development. As a percentage of total revenues, service revenues increased to 66.0% for the quarter ended June 30, 1997 as compared to 40.2% for the quarter ended June 30, 1996. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

     Maintenance.  Maintenance revenue is generated primarily by software
     -----------
support agreements that include telephone support, minor software upgrades, and in some cases, third party support. Maintenance revenue increased 39.4% to $718,000 from $515,000 for the quarters ended June 30, 1997 and 1996, respectively. As a percentage of total revenues, maintenance revenue increased to 16.6% for the quarter ended June 30, 1997 as compared to 6.8% for the quarter ended June 30, 1996. The growing installed base of CheckVision products has resulted in a corresponding increase in demand for maintenance services. Accordingly, the Company believes that fluctuations in the demand for its CheckVision and RemitVision products could result in fluctuations of maintenance revenue.

     Hardware.  The Company had no hardware revenue for the quarter ended June
     --------
30, 1997. The Company does not expect to record significant hardware revenue in the future as it has found alternate distribution channels to support its customers.

     COST OF REVENUES

     License.  Cost of license revenue decreased 90.1% to $23,000 from $233,000
     -------
for the quarters ended June 30, 1997 and 1996, representing 3.1% and 12.3% of license revenues, respectively. Cost of license revenue decreased as royalties payable to third parties were adjusted due to lower license revenues for RemitVision customers. The cost of license revenue as a percentage of license revenue may increase in the future if the Company's strategy of increasing revenue from software products developed under software application framework development contracts is successful and associated royalties become due.

     Service. Cost of service revenue is primarily comprised of employee-related
     -------
costs and fees for third party consultants incurred in providing installation, training and development services. Cost of service revenue increased 33.0% to $2.0 million from $1.5 million for the quarters ended June 30, 1997 and 1996, representing 69.6% and 49.3% of service revenues, respectively. The increase in cost of service revenue in the quarter ended June 30, 1997 was due to an increase in costs to complete contracts for the Company's RemitVision customers.

     Maintenance.  Cost of maintenance revenue is primarily comprised of
     -----------
employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 24.3% to $348,000 from $280,000 for the quarters ended June 30, 1997 and 1996, representing 48.5% and 54.4% of maintenance revenues, respectively. The cost of maintenance revenue increase is due to the net effect of maintenance revenue growth and economies of scale for the quarter ended June 30, 1997.

     OPERATING EXPENSES

     Sales and marketing.  Sales and marketing expenses consist primarily of
     -------------------
salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses decreased 13.2% to $1.2 million from $1.4 million for the quarters ended June 30, 1997 and 1996, respectively. These decreases are a result of lower commissions in the quarter ended June 30, 1997. Sales and marketing expenses represent 28.6% and 19.0% of total revenues for the quarters ended June 30, 1997 and 1996, respectively.

     General and administrative.  General and administrative expenses
     --------------------------
increased 22.7% to $777,000 from $633,000 in the quarters ended June 30, 1997 and 1996, respectively, due to additional costs associated with being a public company. General and administrative expenses represent 17.9% and 8.4% of total revenues for the quarters ended June 30, 1997 and 1996, respectively.

     Product development.  Product development expenses consist primarily of
     -------------------
salaries, and other personnel-related expenses. Product development expenses increased 7.8% to $1.2 million from $1.1 million for the quarters ended June 30, 1997 and 1996, respectively. These increases are primarily attributable to personnel costs related to the development of RemitVision, and to a lesser extent, new software products. Product development expenses represent 27.1% and 14.5% of total revenues for the quarters ended June 30, 1997 and 1996, respectively. The Company believes that a significant level of investment for product development is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development and product development costs will increase in absolute dollars in the future.

     Interest income.  Interest income represents interest earned by the
     ---------------
Company on its cash and cash equivalents. Interest income increased to $135,000 from $15,000 for the quarters ended June 30, 1997 and 1996, respectively. These increases are primarily a result of interest income related to the proceeds from the Company's initial public offering completed in November 1996.

     Provision for income taxes.  The Company recorded a tax benefit of 3.2%
     --------------------------
for the quarter ended June 30, 1997, primarily due to the utilization of net operating loss carryovers and tax credits.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     REVENUES

     License.  License revenue is primarily derived from licenses of the
     -------
Company's CheckVision, RemitVision, and WorkVision software products. License revenue increased 16.8% to $3.2 million from $2.8 million for the six months ended June 30, 1997 and 1996, respectively. As a percentage of total revenues, license revenues increased to 31.0% for the six months ended June 30, 1997 as compared to 21.1% for the six months ended June 30, 1996. Total license revenues increased primarily as a result of a growing base of CheckVision customers, and other product sales.

     Service. Service revenue has been comprised primarily of fees from software
     -------
application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue decreased 14.3% to $5.7 million from $6.6 million for the six months ended June 30, 1997 and 1996, respectively. As a percentage of total revenues, service revenues increased to 54.1% for the six months ended June 30, 1997 as compared to 50.4% for the six months ended June 30, 1996. The Company believes the decrease in service revenue for the six months ended June 30, 1997 is the result of the implementation of its strategy to focus on product sales as well as a decrease in the amount of services performed pursuant to significant application development contracts. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

     Maintenance. Maintenance revenue is generated primarily by software support
     -----------
agreements that include telephone support, minor software upgrades, and in some cases, third party support. Maintenance revenue increased 43.3% to $1.6 million from $1.1 million for the six months ended June 30, 1997 and 1996, respectively. As a percentage of total revenues, maintenance revenue increased to 14.9% for the six months ended June 30, 1997 as compared to 8.3% for the six months ended June 30, 1996. The growing installed base of CheckVision products has resulted in a corresponding increase in demand for maintenance services. Accordingly, the Company believes that fluctuations in the demand for its CheckVision and RemitVision products could result in fluctuations of maintenance revenue.

     Hardware. The Company did not record revenue for hardware sales for the six
     --------
months ended June 30, 1997. The Company does not expect to record significant hardware revenue in the future as it has found alternate distribution channels to support its customers.

     COST OF REVENUES

     License.  Cost of license revenue decreased 43.3% to $149,000 from $263,000
     -------
for the six months ended June 30, 1997 and 1996, representing 4.6% and 9.5% of license revenues, respectively. Cost of license revenue decreased as a result of decreased royalties payable to third parties due to lower license revenues for RemitVision customers. The cost of license revenue as a percentage of license revenue may increase in the future if the Company's strategy of increasing revenue from software products developed under software application framework development contracts is successful and associated royalties become due.

     Service. Cost of service revenue is primarily comprised of employee-related
     -------
costs and fees for third party consultants incurred in providing installation, training and development services. Cost of service revenue decreased 1.7% to $3.8 million from $3.9 million for the six months ended June 30, 1997 and 1996, representing 68.0% and 59.3% of service revenues, respectively.

     Maintenance.  Cost of maintenance revenue is primarily comprised of
     -----------
employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 9.9% to $697,000 from $634,000 for the six months ended June 30, 1997 and 1996, representing 44.8% and 58.4% of maintenance revenues, respectively. Cost of maintenance revenue did not increase in proportion to maintenance revenue growth due to economies of scale for the six months ended June 30, 1997. There can be no assurance that the Company will continue to experience a cost of maintenance advantage in future quarters.

     OPERATING EXPENSES

     Sales and marketing.  Sales and marketing expenses consist primarily of
     -------------------
salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses were consistent between the six month periods ended June 30, 1997 and 1996 at $2.4 million. Sales and marketing expenses represent 22.9% and 18.6% of total revenues for the six months ended June 30, 1997 and 1996, respectively.

     General and administrative.  General and administrative expenses
     --------------------------
increased 8.2% to $1.4 million from $1.3 million in the six months ended June 30, 1997 and 1996, respectively, due to additional costs associated with being a public company. General and administrative expenses represent 13.1% and 9.6% of total revenues for the six months ended June 30, 1997 and 1996, respectively.

     Product development.  Product development expenses consist primarily of
     -------------------
salaries and other personnel-related expenses. Product development expenses increased 50.5% to $2.5 million from $1.6 million for the six months ended June 30, 1997 and 1996, respectively. These increases are primarily attributable to personnel costs related to the development of RemitVision, and to a lesser extent, new software products. Product development expenses represent 23.6% and 12.5% of total revenues for the six months ended June 30, 1997 and 1996, respectively. The Company believes that a significant level of investment for product development is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development and product development costs will increase in absolute dollars in the future.

     Interest income.  Interest income represents interest earned by the
     ---------------
Company on its cash and cash equivalents. Interest income increased to $266,000 from $38,000 for the six months ended June 30, 1997 and 1996, respectively. These increases are primarily a result of interest income related to the proceeds from the Company's initial public offering completed in November 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed an initial public offering of common stock on November 7, 1996 with net proceeds of $10.6 million. The common stock is trading on the Nasdaq National Market under the symbol IACP.

         The Company used cash of $1.3 million from operating activities for the six months ended June 30, 1997, compared to $311,000 in cash generated from operating activities for the six months ended June 30, 1996. The use of cash for operations for the six months ended June 30, 1997, was mainly attributable to decreases in accounts payable, accruals and customer deposits, and an increase in prepaid expenses, partially offset by a decrease in accounts receivable. For the six months ended June 30, 1996, cash provided by operations was mainly attributable to profitability, offset in part by working capital needs due to an increase in accounts receivable.

          Capital expenditures totaled $327,000 for the six months ended June 30, 1997, compared to $230,000 for the six months ended June 30, 1996. Capital expenditures consisted of purchases of computer equipment and office furniture to support the Company's growing employee base. The Company currently has no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for its facilities.

         Net cash provided by financing activities for the six months ended June 30, 1997 was from proceeds of the employee stock purchase plan and exercises of stock options. For the six months ended June 30, 1996, net cash provided by financing activities resulted from borrowing against the bank line of credit.

         At June 30, 1997, the Company had $9.4 million in cash and cash equivalents, and $14.0 million in working capital. The Company has a $2.0 million bank line of credit agreement that expires in May 1998.

Under the terms of the credit agreement, the Company may borrow up to $2.0 million under a revolving line of credit, which includes up to $500,000 in commercial and standby letters of credit. The line of credit, which contains both financial and non-financial covenants, is secured by substantially all of the Company's assets. Advances under the line of credit are limited to 80% of eligible billed accounts receivable. Borrowings accrue interest at the bank's prime rate plus .05% (9.0% at June 30, 1997). There were no borrowings under this line of credit at June 30, 1997.

         The Company believes that its existing cash and cash equivalents, together with cash flow from operations and available borrowings under its revolving line of credit, will be sufficient to meet its working capital requirements for at least the next 12 months.

RISK FACTORS

     History of Operating Losses; No Assurance of Profitability.  Through 1995,
     ----------------------------------------------------------
the Company has incurred significant net losses of $4.0 million, $3.9 million and $1.3 million for 1993, 1994 and 1995, respectively. At June 30, 1997, the Company had an accumulated deficit of approximately $12.7 million. The Company achieved net income of approximately $327,000 for the quarter ended March 31, 1995, and incurred losses during the remaining three quarters and for the year ended December 31, 1995. While the Company achieved net income of approximately $2.3 million for the year ended December 31, 1996, and $850,000 for the quarter ended March 31, 1997, the Company incurred a loss of approximately $1.1 million for the quarter ended June 30, 1997. There can be no assurance that the Company will have operating profits in any future period.

     Variability of Quarterly Operating Results.  The Company's quarterly
     ------------------------------------------
operating results have varied in the past, and the Company expects quarterly operating results to vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles of the Company's software products, the variable size and timing of individual license transactions, the timing of revenue recognized under the percentage-of-completion method, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's software products, delay or deferral of customer implementation of the Company's software products, software defects or other quality problems with the Company's software products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of the Company's customers, the introduction of indirect sales into the Company's revenue mix which could result in lower gross margins, changes in operating expenses, changes in Company strategy, personnel changes and general economic factors. In addition, the Company is in the process of transitioning from providing software development services to developing and selling software products, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because the Company's orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, an existing large application development contract may have a significant impact on quarterly operating results. For example, the Company took a charge to earnings and profits due to a product installation delay and a lower negotiated contract value for a RemitVision customer in the quarter ended June 30, 1997. In addition, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's software products may be deferred or canceled. The Company has had operating profits only in the quarters ended March 31, 1995,

1996, and 1997, June 30, 1996, September 30, 1996 and December 31, 1996, and
there can be no assurance that the Company will have operating profits in future quarters or on an annual basis.

     It typically takes the Company four to five months to install CheckVision after an order is placed and the Company anticipates a six month to one year installation period for RemitVision. Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. In the quarter ended June 30, 1997, the Company's revenues were lower than expected due to lower than anticipated RemitVision revenues. The Company has in the past experienced and is currently experiencing product installation delays which have resulted in strained customer relations. The Company has been successful in resolving such issues in the past and is working to resolve the issues which it is currently experiencing. However, there is no assurance that the Company will be successful in resolving its current situation or that it will be successful in resolving similar situations in the future. The failure to resolve the current situation or similar situations in the future could have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products. The Company's expense levels are based in part on its expectations of future revenues. If revenue is below expectations, net income may be disproportionately affected because a significant portion of the Company's expenses does not vary with revenues. The Company's future operating results could be adversely affected if revenues do not meet the Company's expectations. The Company may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, the Company's operating margins may be materially adversely affected in the future if new competitors, technological advances by existing competitors, other competitive factors, or the Company's failure to continue to obtain software development contracts require the Company to invest significantly greater resources in software product development efforts.

     Because of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Further, it is possible that in future periods the Company's operating results may be below the expectations of public market analysts and investors. In such an event, the price of the Company's Common Stock would likely be materially adversely affected. See "--Risks Associated with Transition to Software Product Business," "--Reliance on Banking Industry; Need to Penetrate Additional Segments of the Financial Services Industry," and "--Lengthy Sales Cycle".

     Risks Associated with Transition to Software Product Business.  When the
     -------------------------------------------------------------
Company was formed in 1992, the Company shifted its strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services pursuant to large software development contracts, certain of which provide the basis for the Company's software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for 1996 and 1995 was 48.0% and 57.9%, respectively, and 54.1% and 50.4% for the six months ended June 30, 1997 and 1996, respectively. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

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

     Customer Concentration.  To date, the Company has been highly dependent
     ----------------------
on a concentrated customer base. In 1993, 1994, 1995 and 1996, the Company's two largest customers provided 48%, 39%, 45% and 34% of the Company's total revenues, respectively. For the six months ended June 30, 1997, two customers provided 12% and 10%, respectively, of the Company's total revenues. The Company's reliance on a concentrated base of customers has been due primarily to the Company's dependence on large software development contracts. The Company intends to continue to seek customer support for strategic development projects that may yield additional software products and expects that it may continue to experience a dependence on a few significant customers for the foreseeable future. If the Company is unable to establish relationships with additional significant customers and if the Company is unable to increase revenues derived from the sale of software products as a percentage of total revenues, the Company's business, operating results and financial condition could be materially adversely affected.

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

     The Company has a number of ongoing software development projects. The Company expects to release enhancements to its CheckVision, RemitVision and WorkVision software products. The Company's objective is to increase the portion of the Company's total revenues derived from these software products. There can be no assurance the Company will release these enhancements in a timely manner or at all, or that the features these enhanced software products include will be features required to achieve market acceptance. The Company's product development programs have been delayed in the past and the Company has recently experienced delays in the development of RemitVision. The Company took a charge to earnings and profits due to a product installation delay and a lower negotiated contract value for a RemitVision customer in the quarter ended June 30, 1997. The
Company has not completed an installation of the full RemitVision product. Accordingly, the Company has no experience with installed versions of RemitVision, and there can be no assurance that problems with the implementation of RemitVision at customer sites will not arise which cannot be successfully resolved. The inability of the Company to complete and successfully install RemitVision would materially adversely affect the Company's business, operating results and financial condition. The failure of the Company's software products to achieve broader market acceptance and increased sales could have a material adverse effect on the Company's business, operating results and financial condition.

     Additional Risks.  For a discussion of additional risks and uncertainties
     ----------------
that could affect the Company's business, operating results or financial condition, please see the Company's Annual Report on Form 10-K, "Item 1, Business -- Risk Factors."

                                IA CORPORATION I

                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On June 17, 1997, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) the re-election of the Board of Directors; 2) amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares; (3) amendment to the Company's 1996 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 shares; and (4) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

Proposal 1. Election of Directors

             DIRECTOR                  FOR                      WITHHELD
             --------                  ---                      --------
             Chakravarthi V. Ravi      7,374,788                19,875
             Henry Kressel             7,373,988                20,675
             Peter Stalker, III        7,374,788                19,875
             John Oltman               7,374,788                19,875
             Randy Katz                7,374,394                20,269

Proposal 2. Amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares

             FOR                       AGAINST                  ABSTAIN
             ---                       -------                  -------
             5,920,015                 50,008                   18,644

Proposal 3. Amendment to the Company's 1996 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 shares

             FOR                       AGAINST                  ABSTAIN
             ---                       -------                  -------
             5,766,486                 215,806                  6,375

Proposal 4. Ratification of Appointment of Independent Auditors

             FOR                       AGAINST                  ABSTAIN
             ---                       -------                  -------
             7,355,863                 33,370                   5,430

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits
             --------
             The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended June 30, 1997:

             11.1   Statement of Computation of Net income(loss) per Share

             27     Financial Data Schedule

         b.  Reports on Form 8-K
             -------------------
             The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                IA CORPORATION I

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    IA CORPORATION I

Date: August 13, 1997               /s/ David M. Winkler
                                    -----------------------------------
                                    David M. Winkler
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                IA CORPORATION I

                                  EXHIBIT INDEX



Exhibit No.

11.1              Statement of Computation of Net income(loss) per Share
27                Financial Data Schedule