Form 10-Q
period 1997-09-30
IA CORP
filed 1997-11-14
CIK 1013033

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________ .

                         Commission File No. 00021539

                               IA CORPORATION I
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                       94-3161772
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                    Identification Number)


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

                                [X] Yes [_] No

  The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 11,265,058 as of November 5, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                IA CORPORATION I
                              REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

 PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets at September 30, 1997 and     3
           December 31, 1996..............................................
          Condensed Consolidated Statements of Operations for the Three       4
           and Nine Months Ended September 30, 1997 and 1996..............
          Condensed Consolidated Statements of Cash Flows for the Nine        5
           Months Ended
           September 30, 1997 and 1996....................................
          Notes to Condensed Consolidated Financial Statements............    6
  Item 2. Management's Discussion and Analysis of Financial Condition and     7
           Results of Operations..........................................
 PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K................................   17
 Signatures................................................................  18
 Exhibit Index.............................................................  19

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                IA CORPORATION I
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................   $  8,770      $10,806
  Receivables, including unbilled receivables of
   $6,488 at September 30, 1997 and $2,422 at
   December 31, 1996, less allowance for doubtful
   accounts of $46..................................      8,919        7,259
  Other current assets .............................        908          653
                                                       --------      -------
    Total current assets............................     18,597       18,718
  Property and equipment, net.......................        636          459
                                                       --------      -------
                                                       $ 19,233      $19,177
                                                       ========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $    343      $   740
  Accrued compensation and related liabilities......      1,450        1,433
  Deferred revenues.................................      1,870        2,007
  Other accrued liabilities.........................        459          421
                                                       --------      -------
    Total current liabilities.......................      4,122        4,601
Stockholders' equity:
  Preferred shares, $0.01 par value:
   Authorized shares -- 5,000,000
   Issued and outstanding shares -- none............        --           --
  Common shares, $0.01 par value:
   Authorized shares -- 35,000,000
   Issued and outstanding shares -- 8,838,867 at
    September 30, 1997 and 8,592,402 at December 31,
    1996............................................         88           86
  Class B Common shares, $0.01 par value:
   Authorized shares -- 5,000,000
   Issued and outstanding shares -- 2,417,112.......         25           25
  Additional paid-in capital........................     27,558       27,121
  Accumulated deficit...............................    (12,419)     (12,484)
  Deferred compensation.............................       (141)        (172)
                                                       --------      -------
    Total stockholders' equity......................     15,111       14,576
                                                       --------      -------
                                                       $ 19,233      $19,177
                                                       ========      =======

                             See accompanying notes

                                IA CORPORATION I

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                      --------------------  ------------------
                                        1997       1996       1997      1996
                                      ---------  ---------  --------  --------
Revenues:
  License............................ $   1,418  $   2,184  $  4,654  $  4,954
  Service............................     3,507      2,834     9,161     9,434
  Maintenance........................       804        690     2,360     1,776
  Hardware...........................       --         672       --      3,323
                                      ---------  ---------  --------  --------
    Total revenues...................     5,729      6,380    16,175    19,487
Cost of revenues:
  License............................       117         33       266       296
  Service............................     2,323      1,487     6,169     5,401
  Maintenance........................       292        355       989       989
  Hardware...........................       --         509       --      2,649
                                      ---------  ---------  --------  --------
    Total cost of revenues...........     2,732      2,384     7,424     9,335
Operating expenses:
  Sales and marketing................     1,145      1,373     3,537     3,817
  General and administrative.........       712        713     2,078     1,976
  Product development................       998      1,225     3,461     2,862
                                      ---------  ---------  --------  --------
    Total operating expenses.........     2,855      3,311     9,079     8,655
                                      ---------  ---------  --------  --------
Operating income (loss)..............       142        685      (325)    1,497
Other income (expense):
  Interest expense...................        (4)       (21)       (4)      (45)
  Interest income and other..........       131         24       397        56
                                      ---------  ---------  --------  --------
Income before taxes..................       269        688        68     1,508
Provision for income taxes...........         3        --          3       --
                                      ---------  ---------  --------  --------
Net income........................... $     266  $     688  $     65  $  1,508
Preferred dividends and accretion....       --        (294)      --       (880)
                                      ---------  ---------  --------  --------
Net income applicable to common
 stockholders                         $     266  $     394  $     65  $    628
                                      =========  =========  ========  ========
Pro forma net income per share....... $    0.02  $    0.07  $   0.01  $   0.15
                                      =========  =========  ========  ========
Pro forma shares used in per share
 calculations........................    12,063     10,105    12,065    10,083
                                      =========  =========  ========  ========

                             See accompanying notes

                                IA CORPORATION I
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
OPERATING ACTIVITIES
Net income................................................ $     65  $  1,508
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation and amortization...........................      241       203
  Amortization of deferred compensation...................       31        20
  Loss on disposal of property and equipment..............       --        (9)
  Changes in operating assets and liabilities:
    Receivables...........................................   (1,660)   (3,348)
    Other current assets..................................     (255)      210
    Accounts payable......................................     (397)      (11)
    Accrued compensation and related liabilities..........       17     1,173
    Deferred revenues.....................................     (137)      546
    Other accrued liabilities.............................       38       256
                                                           --------  --------
Net cash provided by (used in) operating activities.......   (2,057)      548
INVESTING ACTIVITIES
Purchases of property and equipment.......................     (418)     (299)
Proceeds from sales of property and equipment.............       --        16
                                                           --------  --------
Net cash used in investing activities.....................     (418)     (283)
FINANCING ACTIVITIES
Borrowings under bank line of credit......................      300       778
Repayment of borrowings under bank line of credit.........     (300)       --
Deferred financing costs..................................       --      (465)
Net proceeds from exercise of stock options...............       18         8
Net proceeds from employee stock purchase plan............      421        --
                                                           --------  --------
Net cash provided by financing activities.................      439       321
Net increase (decrease) in cash...........................   (2,036)      586
Cash at beginning of period...............................   10,806     1,079
                                                           --------  --------
Cash at end of period..................................... $  8,770  $  1,665
                                                           ========  ========
  Supplemental disclosure of cash flow information:
    Deferred compensation related to stock options........ $     --  $    202
                                                           ========  ========
    Cash paid for interest................................ $      4  $     39
                                                           ========  ========

                             See accompanying notes

                               IA CORPORATION I

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION

  The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.

2. NET INCOME PER SHARE

  Net income per share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options (using the treasury stock method) have been included in the computation only when dilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the Company's initial public offering of its common stock have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method) through September 30, 1996. Per share information calculated on this basis is as follows:

                                           THREE MONTHS ENDED NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                           -------------------------------------
                                             1997      1996     1997      1996
                                           --------- ------------------ --------
Net income per share applicable to common
 stockholders............................      $0.02    $0.06     $0.01    $0.09
Shares used in computing net income per
 share (in thousands)....................     12,063    7,132    12,065    7,110

  The pro forma calculation of net income per share presented in the consolidated statements of operations is computed as described above and also gives retroactive effect to the conversion of all outstanding shares of convertible preferred stock and accrued dividends into common stock upon the closing of the Company's initial public offering in November 1996. All of the convertible preferred stock outstanding upon the completion of the initial public offering was automatically converted into an aggregate of 2,973,117 shares of common stock.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share from which the dilutive effect of stock options and warrants will be excluded. The basic earnings per share are not expected to differ from the pro forma net income per share reported for the quarters ended September 30, 1997 and 1996, or the nine months ended September 30, 1997. The basic earnings per share are expected to reflect an increase of $0.01 per share over the pro forma net income per share reported for the nine months ended September 30, 1996. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's pro forma net income per share.

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

  The Company currently sells two leading application framework software products for advanced cash management services, CheckVision(R) and RemitVision(R), which are built upon the Company's advanced, client/server complex transaction management software platform, WorkVision(R). CheckVision is designed to add new products and services to a commercial bank's check processing business offerings, and RemitVision is designed to provide banks and other remittance processors with the ability to combine high volume consumer payment activity with complex accounts receivable processing in one production environment. The Company has also invested in growing a sales and marketing organization to sell its software products. At the same time, the Company has continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which the Company believes may be the basis for future software products.

  During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts, certain of which provide the basis for the Company's application framework software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for the nine months ended September 30, 1997, and the years ended December 31, 1996 and 1995, was 56.6%, 48.0%, and 57.9%, respectively. In addition, the Company has transitioned from selling hardware. Due in large part to these transitions, the Company did not experience significant growth in total revenue in 1995 and 1994. While the Company experienced growth in the year ended December 31, 1996 as compared to the year ended December 31, 1995, the Company recorded lower revenues for the quarter and nine months ended September 30, 1997 than in comparable periods in 1996. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

  Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company has experienced product installation delays which have resulted in the Company having lower than expected revenues and profits from RemitVision customers in the quarters ended June 30, 1997 and September 30, 1997. The failure to resolve similar situations in the future could have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products.

  At September 30, 1997, the Company had $6.5 million in unbilled receivables. These receivables are the result of delays in RemitVision implementations and timing differences between revenue recognition and cash collections on a number of contracts. Any inability on the part of the Company to collect these receivables may materially, adversely affect the financial performance of the Company.

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

  At September 30, 1997, the Company had an accumulated deficit of approximately $12.4 million. The Company achieved net income of approximately $327,000 for the quarter ended March 31, 1995, and incurred losses during the remaining three quarters and for the year ended December 31, 1995. The Company was profitable in each quarter of 1996 and for the quarters ended March 31, 1997 and September 30, 1997. The Company incurred a loss for the quarter ended June 30, 1997. There can be no assurance that the Company will have operating profits in any future period and prior operating results should not be considered indicative of future financial performance.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  REVENUES

  License. License revenue is primarily derived from licenses of the Company's CheckVision, RemitVision, and WorkVision software products. License revenue decreased 35.1% to $1.4 million from $2.2 million for the quarters ended September 30, 1997 and 1996, respectively. As a percentage of total revenues, license revenues decreased to 24.8% for the quarter ended September 30, 1997 as compared to 34.2% for the quarter ended September 30, 1996. Total license revenues decreased primarily as a result of RemitVision product installation delays.

  Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue increased 23.7% to $3.5 million from $2.8 million for the quarters ended September 30, 1997 and 1996, respectively. The increase in service revenue for the quarter ended September 30, 1997 is the result of an increase in application framework development services. As a percentage of total revenues, service revenues increased to 61.2% for the quarter ended September 30, 1997 as compared to 44.4% for the quarter ended September 30, 1996. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

  Maintenance. Maintenance revenue is generated primarily by software support agreements that include telephone support, minor software upgrades, and in some cases, third party support. Maintenance revenue increased 16.5% to $804,000 from $690,000 for the quarters ended September 30, 1997 and 1996, respectively. As a percentage of total revenues, maintenance revenue increased to 14.0% for the quarter ended September 30, 1997 as compared to 10.8% for the quarter ended September 30, 1996. The growing installed base of CheckVision products has resulted in a corresponding increase in demand for maintenance services. Accordingly, the Company believes that fluctuations in the demand for its CheckVision and RemitVision products could result in fluctuations in maintenance revenue.

  Hardware. The Company had no hardware revenue for the quarter ended September 30, 1997 compared to hardware revenue of $672,000 for the quarter ended September 30, 1996.

  COST OF REVENUES

  License. Cost of license revenue increased 254.5% to $117,000 from $33,000 for the quarters ended September 30, 1997 and 1996, representing 8.3% and 1.5% of license revenues, respectively. Cost of license revenue increased primarily due to royalties payable to third parties for RemitVision. Cost of license revenue as a percentage of license revenue may increase in the future if the Company's strategy of increasing revenue from software products developed under software application framework development contracts is successful and associated royalties become due.

  Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third party consultants incurred in providing installation, training and development services. Cost of service revenue increased 56.2% to $2.3 million from $1.5 million for the quarters ended September 30, 1997 and 1996, representing 66.2% and 52.5% of service revenues, respectively. The increase in cost of service revenue in the quarter ended September 30, 1997 was due to an increase in application framework development projects.

  Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue decreased 17.7% to $292,000 from $355,000 for the quarters ended September 30, 1997 and 1996, representing 36.3% and 51.4% of maintenance revenues, respectively. The cost of maintenance revenue decrease is due to economies of scale resulting from supporting a growing installed base of CheckVision customers for the quarter ended September 30, 1997.

  OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses decreased 16.6% to $1.1 million from $1.4 million for the quarters ended September 30, 1997 and 1996, respectively. The decrease is a result of lower commissions in the quarter ended September 30, 1997. Sales and marketing expenses represent 20.0% and 21.5% of total revenues for the quarters ended September 30, 1997 and 1996, respectively.

  General and administrative. General and administrative expenses were consistent for the quarters ended September 30, 1997 and 1996, respectively. General and administrative expenses represent 12.4% and 11.2% of total revenues for the quarters ended September 30, 1997 and 1996, respectively.

  Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expenses decreased 18.5% to $1.0 million from $1.2 million for the quarters ended September 30, 1997 and 1996, respectively. These decreases are a result of the reallocation of labor from product development to RemitVision projects. Product development expenses represent 17.4% and 19.2% of total revenues for the quarters ended September 30, 1997 and 1996, respectively. The Company believes that a significant level of investment for product development is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development in the future.

  Interest income and other. Interest income and other primarily represents interest earned by the Company on its cash and cash equivalents. Interest income and other increased to $131,000 from $24,000 for the quarters ended September 30, 1997 and 1996, respectively. These increases are primarily a result of interest income related to the proceeds from the Company's initial public offering completed in November 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  REVENUES

  License. License revenue is primarily derived from licenses of the Company's CheckVision, RemitVision, and WorkVision software products. License revenue decreased 6.1% in absolute dollars to $4.7 million from $5.0 million for the nine months ended September 30, 1997 and 1996, respectively. However, as a percentage of total revenues, license revenues increased to 28.8% for the nine months ended September 30, 1997 as compared to 25.4% for the nine months ended September 30, 1996. Total license revenues as a percentage of total revenues increased primarily as a result of a growing base of CheckVision, RemitVision and WorkVision customers.

  Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue decreased 2.9% to $9.2 million from $9.4 million for the nine months ended September 30, 1997 and 1996, respectively. As a percentage of total revenues, service revenues increased to 56.6% for the nine months ended September 30, 1997 as compared to 48.4% for the nine months ended September 30, 1996. The Company believes the decrease in service revenue for the nine months ended September 30, 1997 is the result of the implementation of its strategy to focus on product sales as well as a decrease in the amount of application development services. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

  Maintenance. Maintenance revenue is generated primarily by software support agreements that include telephone support, minor software upgrades, and in some cases, third party support. Maintenance revenue increased 32.9% to $2.4 million from $1.8 million for the nine months ended September 30, 1997 and 1996, respectively. As a percentage of total revenues, maintenance revenue increased to 14.6% for the nine months ended September 30, 1997 as compared to 9.1% for the nine months ended September 30, 1996. The growing installed base of CheckVision products has resulted in a corresponding increase in demand for maintenance services. Accordingly, the Company believes that fluctuations in the demand for its CheckVision and RemitVision products could result in fluctuations of maintenance revenue.

  Hardware. The Company did not record revenue for hardware sales for the nine months ended September 30, 1997 compared to hardware revenue of $3.3 million for the nine months ended September 30, 1996. The Company does not expect to record significant hardware revenue in the future as it has found alternate distribution channels to support its customers.

COST OF REVENUES

  License. Cost of license revenue decreased 10.1% to $266,000 from $296,000 for the nine months ended September 30, 1997 and 1996, representing 5.7% and 6.0% of license revenues, respectively. Cost of license revenue decreased as a result of decreased royalties payable to third parties due to lower license revenues for RemitVision customers. The cost of license revenue as a percentage of license revenue may increase in the future if the Company's strategy of increasing revenue from software products developed under software application framework development contracts is successful and associated royalties become due.

  Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third party consultants incurred in providing installation, training and development services. Cost of service revenue increased 14.2% to $6.2 million from $5.4 million for the nine months ended September 30, 1997 and 1996, representing 67.3% and 57.3% of service revenues, respectively. Cost of service revenue was higher due to an increase in costs to complete RemitVision contracts.

  Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue was consistent at $989,000 for the nine months ended September 30, 1997 and 1996, representing 41.9% and 55.7% of maintenance revenues, respectively. Cost of maintenance revenue did not increase in proportion to maintenance revenue growth due to economies of scale for the nine months ended September 30, 1997. There can be no assurance that the cost of maintenance as compared to maintenance revenues will continue to decline.

  OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses decreased 7.3% to $3.5 million from $3.8 million for the nine months ended September 30, 1997 and 1996, respectively, due to lower commissions. Sales and marketing expenses represent 21.9% and 19.6% of total revenues for the nine months ended September 30, 1997 and 1996, respectively.

  General and administrative. General and administrative expenses increased 5.2% to $2.1 million from $2.0 million in the nine months ended September 30, 1997 and 1996. General and administrative expenses represent 12.8% and 10.1% of total revenues for the nine months ended September 30, 1997 and 1996, respectively.

  Product development. Product development expenses consist primarily of salaries, and other personnel-related expenses. Product development expenses increased 20.9% to $3.5 million from $2.9 million for the nine months ended September 30, 1997 and 1996, respectively. These increases are primarily attributable to personnel costs related to the development of RemitVision, and to a lesser extent, new software products. Product development expenses represent 21.4% and 14.7% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. The Company believes that a significant level of investment for product development is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development.

  Interest income and other. Interest income and other primarily represents interest earned by the Company on its cash and cash equivalents. Interest income and other increased to $397,000 from $56,000 for the nine months ended September 30, 1997 and 1996, respectively. These increases are primarily a result of interest income related to the proceeds from the Company's initial public offering completed in November 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company completed an initial public offering of common stock on November 7, 1996 with net proceeds of $10.6 million. The common stock is trading on the Nasdaq National Market under the symbol IACP.

  The Company used cash of $2.1 million for operating activities for the nine months ended September 30, 1997 compared to $548,000 of cash generated from operating activities for the nine months ended September 30, 1996. The use of cash for operations for the nine months ended September 30, 1997, was mainly attributable to increases in accounts receivable and other assets coupled by decreases in accounts payable and deferred revenue. For the nine months ended September 30, 1996, cash provided by operations was mainly attributable to profitability, offset in part by working capital needs due to an increase in accounts receivable.

  The Company's investing activities have consisted primarily of purchases of short-term investments and property and equipment. Expenditures for property and equipment totaled $418,000 for the nine months ended September 30, 1997, compared to $299,000 for the nine months ended September 30, 1996. Capital expenditures consisted of purchases of computer equipment and office furniture to support the Company's growing employee base. The Company currently has no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for its facilities.

  Cash provided by financing activities for the nine months ended September 30, 1997 was from proceeds of the employee stock purchase plan and exercises of stock options. For the nine months ended September 30, 1996, net cash provided by financing activities resulted primarily from borrowings against the bank line of credit offset by initial public offering financing costs.

  At September 30, 1997, the Company had $8.8 million in cash and cash equivalents and $14.5 million in working capital. The Company has a $2.0 million bank line of credit agreement that expires in May 1998. Under the terms of the credit agreement, the Company may borrow up to $2.0 million under a revolving line of credit, which includes up to $500,000 in commercial and standby letters of credit. The line of credit, which contains both financial and non-financial covenants, is secured by substantially all of the Company's assets. Advances under the line of credit are limited to 80% of eligible billed accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5% (9.0% at September 30, 1997). There were no borrowings under this line of credit at September 30, 1997.

  The Company believes that its existing cash and cash equivalents, together with cash flow from operations and available borrowings under its revolving line of credit, will be sufficient to meet its working capital requirements for at least the next 12 months.

RISK FACTORS

  History of Operating Losses; No Assurance of Profitability. Through 1995, the Company has incurred significant net losses of $4.0 million, $3.9 million and $1.3 million for 1993, 1994 and 1995, respectively. At September 30, 1997, the Company had an accumulated deficit of approximately $12.4 million. The Company achieved net income of approximately $327,000 for the quarter ended March 31, 1995, and incurred losses during the remaining three quarters and for the year ended December 31, 1995. While the Company achieved net income of approximately $2.3 million for the year ended December 31, 1996, $850,000 for the quarter ended March 31, 1997 and $266,000 for the quarter ended September 30, 1997, the Company incurred a loss of approximately $1.1 million for the quarter ended June 30, 1997. There can be no assurance that the Company will have operating profits in any future period.

  Variability of Quarterly Operating Results. The Company's quarterly operating results have varied in the past, and the Company expects quarterly operating results to vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles of the Company's software products, the variable size and timing of individual license transactions, the timing of revenue recognized under the percentage-of-completion method, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's software products, delay or deferral of customer implementation of the Company's software products, software defects or other quality problems with the Company's software products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of the Company's customers, the introduction of indirect sales into the Company's revenue mix which could result in lower gross margins, changes in operating expenses, changes in Company strategy, personnel changes and general economic factors. In addition, the Company is in the process of transitioning from providing software development services to developing and selling software products, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because the Company's orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, an existing large application development contract may have a significant impact on quarterly operating results. For example, the Company had lower than anticipated revenues and profits from RemitVision customers in the quarters ended June 30, and September 30, 1997. In addition, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's software products may be deferred or canceled. The Company has had operating profits only in the quarters ended March 31, 1995, 1996, and 1997, June 30, 1996, September 30, 1996 and 1997, and December 31,
1996, and there can be no assurance that the Company will have operating profits in future quarters or on an annual basis.

  It typically takes the Company four to five months to install CheckVision after an order is placed and the Company anticipates a six month to one year installation period for RemitVision. Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. In the quarters ended June 30, and September 30, 1997, the Company's revenues were lower than expected due to lower than anticipated RemitVision revenues. The Company has in the past experienced product installation delays which have resulted in strained customer relations. The Company has been successful in resolving such issues in the past. However, there is no assurance that the Company will be successful in resolving similar situations in the future. The failure to resolve similar situations in the future could have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products. The Company's expense levels are based in part on its expectations of future revenues. If revenue is below expectations, net income may be disproportionately affected because a significant portion of the Company's expenses does not vary with revenues. The Company's future operating results could be adversely affected if revenues do not meet the Company's expectations. The Company may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, the Company's operating margins may be materially adversely affected in the future if new competitors, technological advances by existing competitors, other competitive factors, or the Company's failure to continue to obtain software development contracts require the Company to invest significantly greater resources in software product development efforts.

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

  Risks Associated with Transition to Software Product Business. When the Company was formed in 1992, the Company shifted its strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services pursuant to large software development contracts, certain of which provide the basis for the Company's software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for 1996 and 1995 was 48.0% and 57.9%, respectively, and 56.6% and 48.4% for the nine months ended September 30, 1997 and 1996, respectively. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

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

  Lengthy Sales Cycle. The Company's sales cycle is typically six to twelve months and varies substantially from customer to customer. The Company believes the purchase of its software products is discretionary and represents a strategic decision requiring a significant capital investment by its customers. As a result, purchase of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers and requires multiple approvals. Accordingly, the Company's sales are subject to a long approval process. The Company's business, operating results and financial condition have been in the past, and could be in the future, materially adversely affected if customers delay, reduce or cancel orders. The Company's future operating results could be adversely affected if revenues do not meet the Company's expectations. Such delays, reductions or cancellations may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect such results.

  Customer Concentration. To date, the Company has been highly dependent on a concentrated customer base. In 1993, 1994, 1995 and 1996, the Company's two largest customers provided 48%, 39%, 45% and 34% of the Company's total revenues, respectively. For the nine months ended September 30, 1997, two customers provided 22% of the Company's total revenues. The Company's reliance on a concentrated base of customers has been due primarily to the Company's dependence on large software development contracts. The Company intends to continue to seek customer support for strategic development projects that may yield additional software products and expects that it may continue to experience a dependence on a few significant customers for the foreseeable future. If the Company is unable to establish relationships with additional significant customers and if the Company is unable to increase revenues derived from the sale of software products as a percentage of total revenues, the Company's business, operating results and financial condition could be materially adversely affected.

  Rapid Technological Change and Dependence on New Software Products. The market for the Company's software products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of competitive software products responding to these trends could render the Company's existing software products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance its existing software products, respond to changing customer requirements and develop and introduce in a timely manner new software products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed heterogeneous and changing hardware platforms, operating systems, relational databases and networks. For example, as certain of the Company's customers start to utilize Microsoft NT or other emerging operating systems on server platforms, it may be necessary for the Company to enhance its software products to operate on such platforms in order to maintain its competitive ability. There can be no assurance that the Company's software products will achieve broader market acceptance, or will adequately address the changing needs of the marketplace, or that the Company will be successful in developing and marketing enhancements to its existing software products, or new software products incorporating new technology on a timely basis. If the Company is unable to develop and introduce new software products, or enhancements to existing software products, in a timely manner to adequately address changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

  The Company has a number of ongoing software development projects. The Company expects to release enhancements to its CheckVision and RemitVision products, as well as a new software product. The Company's objective is to increase the portion of the Company's total revenues derived from these software products. There can be no assurance the Company will release these enhancements in a timely manner or at all, or that the features these enhanced software products include will be features required to achieve market acceptance. The Company's product development programs have been delayed in the past and the Company has recently experienced delays in the development of RemitVision. The Company had lower than anticipated profits due to delays in RemitVision contracts. The inability of the Company to complete and successfully install upgraded versions of RemitVision would materially adversely affect the Company's business, operating results and financial condition. The failure of the Company's software products to achieve broader market acceptance and increased sales could have a material adverse effect on the Company's business, operating results and financial condition.

  Additional Risks. For a discussion of additional risks and uncertainties that could affect the Company's business, operating results or financial condition, please see the Company's Annual Report on Form 10-K, "Item 1, Business Risk Factors."

                               IA CORPORATION I

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits

    The following exhibits are furnished along with this Form 10-Q Quarterly Report for the period ended September 30, 1997:

      11.1  Statement of Computation of Net Income per Share Applicable to
            Common Stockholders and Pro Forma Net Income per Share
      27    Financial Data Schedule

  b. Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                IA CORPORATION I

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IA CORPORATION I


Date: November 13, 1997                   /s/ David M. Winkler
                                          --------------------
                                          David M. Winkler
                                          Vice President and Chief
                                            Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)

                                IA CORPORATION I

                                 EXHIBIT INDEX

 EXHIBIT NO.
 11.1        Statement of Computation of Net Income per Share Applicable to
             Common Stockholders and Pro Forma Net Income per Share
 27          Financial Data Schedule