Form 10-K405
period 1997-12-31
IA CORP
filed 1998-03-31
CIK 1013033

To our Valued Stockholders:

  Although 1997 has been a challenging year, it has been successful for IA Corporation. The financial services industry continues to undergo tremendous change. Its preoccupation with consolidation and Year 2000 problems has led to delays in undertaking new client-server software initiatives, affecting the timing of orders to vendors serving the industry.

  In spite of this difficult market environment, IA Corporation had a profitable year with sustained revenues and ending the year with record fourth quarter revenues and increasing license fees. We added seven new customers and now have approximately a quarter of the top 100 U.S. banks and two leading brokerage companies as our customers. This is a key asset of the company given the formidable barrier to entry in the financial services industry.

Operationally, the latest release of the CheckVision Archive was put into production use by Comerica. Customers' comments reflect how highly they value the Company's applications:

    "IA software is allowing us to once again break a barrier in providing more all-encompasing information to our customers, both internal and external."--SIGNET BANK.

    "IA has software with the highest potential for us to offer new products and services to our corporate customers."--WACHOVIA.

  IA Corporation is already the market share leader in bank check transaction archives and we believe that our archive-centric applications are the engine for growth. We are now expanding our market presence by addressing the international financial services market through a global alliance with NCR. Additionally, the RemitVision integrated retail/wholesale lockbox processing software platform is now in production use by customers at many operational sites giving IA Corporation the opportunity to expand its customer base in this area.

  We continue to be upbeat about the future. The financial services industry will be investing heavily in technology. Given our Company's superior technology, deep understanding of the financial services industry, our excellent reputation for execution and our solid customer base, our Company is in an enviable position to exploit this marketplace. IA Corporation is well positioned to provide the sophisticated software and services demanded by the leading companies in the financial services industry.

/s/ C.V. RAVI

C.V. RAVI
Chairman, President and Chief Executive Officer
April 1, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

                        COMMISSION FILE NUMBER 00021539

                               IA CORPORATION I
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       94-3161772
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

        1900 POWELL STREET, SUITE 600
           EMERYVILLE, CALIFORNIA                                  94608
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 450-7000
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.01 par value
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1998 was approximately $9,866,997 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than -% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  At March 24, 1998, registrant had outstanding 11,486,183 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                IA CORPORATION I

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I...................................................................   3
    Item  1. Business....................................................    3
    Item  2. Properties..................................................   15
    Item  3. Legal Proceedings...........................................   15
    Item  4. Submission of Matters to a Vote of Security Holders.........   15
 PART II..................................................................  16
    Item  5. Market for the Registrant's Common Stock and Related
             Stockholders Matters........................................   16
    Item  6. Selected Financial Data.....................................   17
    Item  7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   18
    Item  8. Financial Statements and Supplementary Data.................   23
    Item  9. Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   23
 PART III.................................................................  24
    Item 10. Directors and Executive Officers of the Registrant..........   24
    Item 11. Executive Compensation......................................   24
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management..................................................   24
    Item 13. Certain Relationships and Related Transactions..............   24
 PART IV..................................................................  25
    Item 14. Exhibits and Financial Statement Schedules..................   25

                                    PART I

  This report contains certain forward-looking statements, which involve risks and uncertainties, including statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Item 1, Business -- Risk Factors" and elsewhere in this report.

ITEM 1. BUSINESS

  IA Corporation I (the "Company") develops, markets, implements and supports application software solutions for financial service institutions. The Company's software applications leverage the value of archived transaction information enabling financial institutions to generate additional revenues, obtain operational cost savings and extract important marketing data. The Company currently sells two comprehensive software application frameworks, CheckVision(R) and RemitVision(R), that are built upon the Company's transaction archive and information management platform. The Company deploys its application software products through professional services that include software customization, software development services, and integration with legacy systems, installation, training and maintenance. The Company's customers include two leading U.S. brokerage firms and 20 of the 100 largest banks in the U.S.

  INDUSTRY BACKGROUND

  The Company's products serve the financial services industry. Since deregulation, financial services firms face significant new challenges in their quest to survive, grow and maximize shareholder value. These challenges present sales opportunities for the Company's application software products and related services. To survive and grow, financial services firms must not only differentiate what are essentially commodity products from their competitors' offerings, but also deliver their products to a customer base that is geographically larger and demographically more varied than ever before. Financial services firms must also enter new markets in addition to offering new products, and must deliver their services and products through existing as well as new distribution channels; such initiatives depend on the firms' abilities to accurately define and exploit markets, products, and channels by using its accumulated information. Customers increasingly demand information that is tailored to their individual needs in kind, variety, relevance, accuracy, timeliness and comprehensiveness; and customers demand that this information is delivered through solutions which embody current technology. In this era of consolidations, financial services firms also need to integrate their post-merger operations efficiently while simultaneously improving and enhancing customer service. The financial services industry has been investing heavily in technology; the Tower Group has projected that spending by U.S. banks on new technology will increase from $3.5 billion in 1995 to nearly $7 billion by the year 2000.

  THE IA SOLUTION

  A key component of a successful strategy for today's financial services firms is to exploit the value of their archived transaction information over the lifetime of such information, and to do so efficiently and effectively. This requires a variety of applications working with very large repositories of transaction information. Some of these applications exploit this information to provide saleable products and services that generate additional revenues for the financial institution over the entire life span of the archived information while other applications enable operational cost savings.

  To achieve the desired outcome, the applications must be able to readily access information elements that were created at different times, sources and locations for different purposes, and to consolidate and integrate them seamlessly to serve different information needs at different occasions in a continuum over time, far into the future. The Company's archive-centric integrated application software products do just that, and the Company's transaction archive stores all information in electronic form. The Company's technology represents a major advance over solutions that are narrowly specialized by source, format, purpose, time domain covered, vendor, or environment. The incompatible and isolated islands of information created by these applications--often mirrored in firms' business structures--cannot satisfy the modern financial services firms' information needs, whether for business growth, increased customer satisfaction or operational efficiency.

  The Company offers its customers an end-to-end solution (see Figure 1.1), consisting of software application frameworks built on a proven base of technology, software customization services and professional implementation services. IA's software platform represents the Company's cumulative investment and expertise in managing and archiving very high volumes of transaction information. Its application frameworks, which embed the Company's accumulated knowledge of the financial services industry, are the result of cumulative investments over time by the Company and its industry development partners. The Company's professional services enable its customers to move rapidly toward achieving their strategic objectives by providing pre-sale consultation, installation, integration, training, maintenance, and development services.

           [GRAPHIC DEPICTING IA'S COMPLETE SOLUTIONS APPEARS HERE]

                      FIGURE 1.1. IA'S COMPLETE SOLUTIONS

THE IA STRATEGY

  The Company's strategy is to continue to expand, extend, and enhance its suite of software applications that are integrated with the Company's high-volume, high-performance transaction archive. Successful application solutions require deep knowledge of the financial services industry that the Company has built up over the years and which continues to increase. The Company believes that its archive-centric applications are the engine for its growth in serving the financial services industry. The Mentis Group has reported that the percentage of institutions with more than $4 billion in assets that currently support or plan to support image-based archives will increase by 87%, from 31% at end of 1997 to 58% at end of 1998. The Company has begun to address the international financial services market through a global alliance with NCR, described in the section "Sales, Marketing, and Distribution". The Company's products have leveraged the rapidly declining costs of electronic storage products: buying a terabyte repository is not a major financial issue for the Company's typical customer today. The Company's applications products enable its customers to utilize archived information such as checks and electronic transactions, financial statements prepared for the firms' customers, Interred transactions, and a wide variety of other information, including credit documents. The Company's customers leverage the value of their rapidly growing archives of on-line transaction information by harnessing it for a broad range of purposes over its entire useful lifetime.

PRODUCTS

  The Company currently sells two application framework software products, CheckVision and RemitVision, which are built upon the Company's transaction management and information archive platform. CheckVision consists of the CheckVision Archive and a suite of applications while RemitVision is a suite of applications for integrated retail/wholesale lockbox processing connected to an archive.

  Details of transactions including images are stored in the CheckVision Archive. Any specific application generates value from this stored information during various time intervals. Also, some applications allow a bank to offer new products that generate revenues while other applications reduce operational costs.

SERVICES

  The Company provides professional services to install its application software solutions at the customers' operational sites, to interface solutions to the customers' operating environments, which usually include legacy applications, and to support the customers' information technology departments with various application-related tasks. In addition to its internally funded product development programs, the Company undertakes customer-funded development of enhancements or modifications to its application products that are desired by a particular customer whose specific requirements exceed the functions or features of the market product. The Company also undertakes large application development contracts for customers who request custom application solutions in order to achieve a particular business objective.

  The Company offers support contracts, for an annual fee, to customers who have entered into license agreements for the use of the Company's software products. In addition to standard software maintenance services, the Company offers several levels of technical support service: a choice of hours of coverage for telephone support, remote diagnostics or on-site support. In addition to the standard training that is included in the installation services, the Company offers advanced training in its software platform and application framework technology.

CUSTOMERS

  The Company's customers are mainly large U.S. banks as well as two large brokerage houses. The customers listed below have signed contracts providing for revenues to the Company of at least $100,000:

 ABN AMRO                              KeyCorp
 Bank of Oklahoma                      Mellon Bank Corporation
 Bank of the West                      Merrill Lynch
 Citibank                              National City Bank
 Comerica                              NationsBank
 CoreStates                            Sanwa Bank of California
 Crestar                               Signet Bank
 EDS New Zealand                       SouthTrust
 Fidelity Investments                  The Northern Trust Company
 First Union National Bank             UMB Bank
 Fleet Bank                            Union Bank of California
 GE Capital                            Wachovia
 Harris Bank                           Wells Fargo Bank

SALES, MARKETING AND DISTRIBUTION

  The Company sells and distributes its application software products through a combination of direct sales, a global alliance, and joint marketing agreements. The Company's direct sales organization, which targets large U.S. banks, is managed from the Company's headquarters in California. Field sales and application specialists, based at regional offices, cover the northeastern, southeastern, and central states. Sales and application specialists based at the Company's headquarters cover the western states. In 1996 the Company entered into an agreement with NCR Corporation for distribution of IA's CheckVision products to the U.S. banks not targeted by the Company's direct sales force. In 1997 NCR and the Company expanded their relationship into a global strategic alliance for the worldwide sale and distribution of the Company's CheckVision archive and application products under NCR's ImageMark label, and for joint product development activities. This nonexclusive agreement, signed in July 1997, guarantees the Company royalties of at least $1 million annually for 10 years. The Company provides technical application sales support to NCR and is training NCR in product deployment and product support. In December 1997 the Company received its first royalty commitment from NCR for archive applications to be delivered to EDS New Zealand. CheckVision is a key enabling technology for EDS's outsourcing contract to automate that country's check clearing system. The Company has entered into joint marketing partnership agreements for its application software products with Oracle, StorageTek, and CheckFree. These leading firms sell complementary products to the same target market as the Company and have significant account presence among the Company's targeted customers.

COMPETITION

  The Company's competitors vary in size and in scope and breadth of the software products and services offered. The Company competes with various companies, including: (i) a number of private companies and certain public companies which offer software products targeted at one or more specific market segments such as BancTec, Fiserv, IBM, NCR and Unisys; (ii) the internal information technology departments of potential customers which develop proprietary customer information solutions; and (iii) a number of companies, such as IBM targeting the enterprise-wide information systems market. In particular, with respect to its CheckVision software products the Company competes with IBM and Fiserv, and with respect to its RemitVision software products the Company competes with BancTec, TRW and Unisys. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire software products that compete with the Company's software products. In competing with hardware vendors, the Company may be at a competitive disadvantage because hardware vendors are able to package and discount sales of software bundled with hardware to allow the customer the opportunity to deal with a single vendor.

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

  The Company typically licenses its software products in object code to customers under nonexclusive, nontransferable license agreements. As is customary in the software industry, the Company does not sell or transfer title of its software products to customers. In addition, the Company escrows the applicable source code as part of its maintenance program, pursuant to which the Company's source code will be released to the customer upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against the Company, or certain material breaches of the agreement. In the event of any release of the source code from escrow, the customer's license is generally limited to use of the source code to maintain, support and enhance the Company's software products for the customer's own use. Licenses for the Company's software products are usually perpetual. Under the Company's standard form license agreement, the annual software maintenance fee is based on a percentage of the applicable product license fee. The Company's published product license price list includes discounts for multiple sites and/or multiple copies of client viewer software, and where applicable, upgrade fees for increases in the volume of processed transactions.

EMPLOYEES

  As of December 31, 1997, the Company employed 138 persons, including 24 in sales and marketing; 100 in product development, delivery, and support; and 14 in general and administrative positions. None of the Company's employees is represented by an organized association. The Company has experienced no work stoppages and believes that its relationship with its employees is good. Competition for qualified personnel in the software segment in which the Company competes is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain qualified personnel.

EXECUTIVE OFFICERS AND DIRECTORS

  The following table set forth certain information as of December 31, 1997, with respect to each person who is an executive officer or director of the
Company:

      NAME                     AGE                   POSITION
      ----                     ---                   --------
 Chakravarthi V. Ravi........  54  President, Chief Executive Officer and
                                   Chairman of the Board
 David M. Winkler............  53  Chief Financial Officer, Vice President and
                                   Secretary
 William E. Guthrie..........  55  Vice President, Sales
 Geraldine McGrath...........  48  General Counsel
 Henry Kressel (1)...........  64  Director
 Stewart Gross (1) (2).......  38  Director
 John Oltman (2).............  52  Director
 Randy Katz (2)..............  42  Director

--------
(1) Compensation Committee member
(2) Audit Committee member

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

  Dr. Kressel has served as a director of the Company since its inception in July 1992. Dr. Kressel, a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Investors, L.P., and a managing director of E.M. Warburg, Pincus & Co., LLC has been with E.M. Warburg, Pincus & Co., LLC since 1983. Dr. Kressel serves as a director of Level One Communications, Inc., TresCom International, Inc., NOVA Corporation, Inc. and several privately held companies.

  Mr. Gross has served as a director of the Company since November 1997. Mr. Gross, a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Investors, L.P., and a managing director of E.M. Warburg, Pincus & Co., LLC, has been with E.M. Warburg, Pincus & Co., LLC since 1987. Mr. Gross is a Director of BEA Systems, Inc., TSI International Software Ltd., Vanstar Corporation and several private companies.

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

  No Assurance of Profitability. The Company has incurred significant net losses since its inception, including losses of $1.3 million and $3.9 million for 1995 and 1994, respectively. At December 31, 1997, the Company had an accumulated deficit of approximately $11.9 million. Although the Company achieved net income of approximately $561,000 and $2.3 million for the years ended December 31, 1997 and 1996, respectively, there can be no assurance that the Company will have operating profits in any future period, and recent operating results should not be considered indicative of future financial performance. See " Item 6, Selected Financial Data" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Variability of Quarterly Operating Results. The Company's quarterly operating results have varied in the past, and the Company expects quarterly operating results to vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles of the Company's software products, the variable size and timing of individual license transactions, the timing of revenue recognized under the percentage-of-completion method, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's software products, delay or deferral of customer implementation of the Company's software products, software defects or other quality problems with the Company's software products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of the Company's customers, the introduction of indirect sales into the Company's revenue mix which could result in lower gross margins, changes in operating expenses, changes in Company strategy, personnel changes and general economic factors. In addition, the Company is in the process of transitioning from providing software development services to developing and selling software products, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because the Company's orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, an existing large application development contract may have a significant impact on quarterly operating results. For example, the Company had lower than anticipated revenues and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997. In addition, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's software products may be deferred or canceled. The Company has had operating profits only in the quarters ended March 31, 1995, 1996 and 1997, June 30, 1996, September 30, 1996 and 1997, and
December 31, 1996 and 1997. There can be no assurance that the Company will have operating profits in future quarters or on an annual basis.

  Due primarily to hardware requirements and customer site preparation, there is typically a three to four months period between when a CheckVision customer order is placed and the commencement of the Company's installation services. The Company anticipates a six month to one year installation period for RemitVision. Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. In the past, the Company has experienced product installation delays, which resulted in strained customer relations. To date, the Company has been successful in resolving any and all such issues. However, there is no assurance that the Company will continue to be successful in similar situations. The failure to resolve similar situations in the future could have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products. The Company's expense levels are based in part on its expectations of future revenues. If revenue is below expectations, net income may be disproportionately affected because a significant portion of the Company's expenses does not vary with revenues. The Company's future operating results could be adversely affected if revenues do not meet the Company's expectations. The Company may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, the Company's operating margins may be materially adversely affected in the future if new competitors, technological advances by existing competitors, other competitive factors, or the Company's failure to continue to obtain software development contracts require the Company to invest significantly greater resources in software product development efforts.

  Because of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Further, it is possible that in future periods the Company's operating results may be below the expectations of public market analysts and investors. In such an event, the price of the Company's Common Stock would likely be materially adversely affected. See "--Risks Associated with Transition to Software Product Business," "--Dependence on Growth of Market for Client/Server Applications Software in the Financial Services Industry," "--Lengthy Sales Cycle".

  Risks Associated with Transition to Software Product Business. When the Company was formed in 1992, the Company shifted its strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services pursuant to large software development contracts, certain of which provide the basis for the Company's software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for 1997, 1996 and 1995 was 50.5%, 48.0% and 57.9%, respectively. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Dependence on Development Services. To date, the majority of the Company's total revenues have been derived from large application development contracts. Although the Company's strategy is to reduce the percentage of its total revenues from such contracts over time, the Company's total revenues for the foreseeable future will continue to be substantially dependent upon its ability to perform services under existing contracts and to attract new customers to enter into such contracts. Furthermore, the Company has historically used the research derived from its software development contracts as the basis for its software products and anticipates that any future software products will arise from new or existing software development contracts. To the extent that the Company is unable to complete work on its existing software development contracts or to attract new customers to enter into such contracts, the Company's ability to develop new software products will be materially adversely affected. In addition, to the extent the Company is required to develop future software products without software development contracts, the Company's expenditures for software product development will have to increase, which may materially adversely affect operating margins. There can be no assurance that the Company will be able to successfully complete work on its existing software development contracts, that it will be able to attract new customers to enter into software development contracts or that it will be able to develop new software products based on the research undertaken in connection with new or existing software development contracts, and any such failure would have a material adverse effect on the Company's business, operating results and financial condition. To the extent that the Company does develop new software products based upon technology developed in connection with software development contracts, the Company may have to expend substantial additional financial resources on software product development, and there can be no assurance that such software products will achieve market acceptance. In addition, upon commercialization of any such software products, the Company has agreed under certain circumstances in the past, and may in the future agree to pay royalties to repay development expenses to the customer for whom the development services were undertaken, and any such payments could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Reliance on Banking Industry; Need to Penetrate Additional Segments of the Financial Services Industry. Currently, a substantial majority of the Company's total revenue results from services and licenses provided to banks. The Company's future operating results will depend in part on its ability to penetrate additional segments of the financial services industry such as the brokerage, insurance and credit card segments. While the Company may devote substantial resources to penetrate these and other markets, there can be no assurance that the revenues generated from this effort, if any, will exceed the cost of such efforts. To be successful in expanding its product offerings to market segments other than the banking industry, the Company will be required to create new software products and to modify its existing software products. There can be no assurance that it will be able to create or modify such software products effectively or that such software products, if successfully created or modified, will achieve market acceptance. To the extent that the Company is unable to penetrate new markets, its future financial condition will be dependent upon its ability to further penetrate the banking industry. The current focus of the banking industry on mergers and on year 2000 issues may impede the Company's ability to further penetrate this industry. If the Company is unable to adapt its software products, or its sales and marketing efforts to meet the needs of new markets, or if the Company is unsuccessful in its efforts to further penetrate the banking industry, the Company's business, operating results and financial condition could be materially adversely affected.

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

  Customer Concentration. To date the Company has been highly dependent on a concentrated customer base. In 1997, 1996 and 1995, the Company's two largest customers provided 24%, 34% and 45% of the Company's total revenue, respectively. The Company's reliance on a concentrated base of customers has been due primarily to the Company's dependence on large software development contracts. The Company intends to continue to seek customer support for strategic development projects that may yield additional software products and expects that it may continue to experience a dependence on a few significant customers for the foreseeable future. If the Company is unable to establish relationships with additional significant customers and if the Company is unable to increase revenues derived from the sale of software products as a percentage of total revenues, the Company's business, operating results and financial condition could be materially adversely affected.

  Rapid Technological Change and Dependence on New Software Products. The market for the Company's software products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of competitive software products responding to these trends could render the Company's existing software products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance its existing software products, respond to changing customer requirements and develop and introduce in a timely manner new software products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed heterogeneous and changing hardware platforms, operating systems, relational databases and networks. For example, as more of the Company's customers start to utilize Microsoft NT or adopt other emerging operating systems on server platforms, it may be necessary for the Company to optimize the operation of the Company's software products on such platforms in order to maintain its competitive ability. There can be no assurance that the Company's software products will achieve market acceptance, or will adequately address the changing needs of the marketplace, or that the Company will be successful in developing and marketing enhancements to its existing software products, or new software products incorporating new technology on a timely basis. If the Company is unable to develop and introduce new software products, or enhancements to existing software products, in a timely manner to adequately address changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

  The Company has a number of ongoing software development projects. The Company expects to release enhancements to its CheckVision and RemitVision products, as well as a new software product. The Company's objective is to increase the portion of the Company's total revenues derived from these software products. There can be no assurance the Company will release these enhancements in a timely manner or at all, or that the features these enhanced software products include will be features required to achieve market acceptance. The Company's product development programs have been delayed in the past and the Company has recently experienced delays in the development of RemitVision. The Company had lower than anticipated profits due to delays in RemitVision contracts. The inability of the Company to complete and successfully install upgraded versions of RemitVision would materially adversely affect the Company's business, operating results and financial condition. The failure of the Company's software products to achieve broader market acceptance and increased sales could have a material adverse effect on the Company's business, operating results and financial condition. See "-- Year 2000 Compliance"

  Risk of Software Defects and Product Liability. Software products as complex as those offered by the Company may contain errors that may be detected at any point in the software products' life cycles. The Company has in the past discovered software errors in certain of its software products and has experienced delays in shipment of software products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

  Competition. The Company's competitors vary in size and in scope and breadth of the software products and services offered. The Company competes with various companies, including: (i) a number of private companies and certain public companies which offer software products targeted at one or more specific market segments such as BancTec, Fiserv, IBM, NCR and Unisys; (ii) the internal information technology departments of potential customers which develop proprietary customer information solutions; and (iii) a number of companies, such as IBM and TRW targeting the enterprise-wide information systems market. In particular, with respect to its CheckVision software products the Company competes with IBM and Fiserv, and with respect to its RemitVision software products the Company competes with BancTec, TRW and Unisys. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire software products that compete with the Company's software products. In competing with hardware vendors, the Company may be at a competitive disadvantage because hardware vendors are able to package and discount sales of software bundled with hardware to allow the customer the opportunity to deal with a single vendor.

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

  Dependence on Growth of Market for Client/Server Applications Software in the Financial Services Industry. Substantially all of the Company's current business is in the market for client/server solutions and services for check transaction archives and applications and remittance processing applications in the banking industry, which is still an emerging market and which is highly fragmented and subject to rapid change. The Company's future financial performance will depend in large part on continued growth in the number of companies in the financial services industry adopting client/server technology and systems solutions requiring the software products provided by the Company. There can be no assurance that the market for client/server software products and services provided by the Company will continue to grow. If the client/server software and services market segment in which the Company operates fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. See "Item 1, Business--Industry Background."

  Risks Associated with Expanding Distribution. To date, the Company has sold its software products primarily through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and on its ability to successfully establish other distribution channels. The Company plans to augment its direct sales force by establishing indirect distribution channels, including the development of joint marketing relationships with firms that have a large market presence or sell complementary software products. The Company is in the early stage of a new global strategic alliance with NCR and the early stage of other indirect channels, and there can be no assurance that the Company's efforts in this regard will be successful. There can be no assurance that the Company will be able to successfully expand its direct sales force or indirect channels or that any such expansion will result in any substantial increase in revenues. Any failure by the Company to expand its direct sales force or other distribution channels could materially adversely affect the Company's business, operating results and financial condition. See "--Dependence on and Need to Hire Additional Key Personnel," "Item 1, Business--Strategy" and "Item 1, Business--Sales and Marketing."

  Year 2000 Compliance. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has completed an assessment and does not believe that it will be required to modify or replace significant portions of its software so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is contacting its critical suppliers of products and services to determine that such suppliers' operations and the products and services they provide to the Company are Year 2000 capable. There can be no assurance that the failure of one of the Company's suppliers to ensure appropriate Year 2000 capability would not have an adverse effect on the Company. The Company has also assessed the capability of its products sold to customers and believes that the likelihood of a material adverse impact due to contingencies related to the Year 2000 issue for the product it has sold is remote. There can be no assurance, however, that the Company's software products contain all necessary software for Year 2000 compatibility. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources, even if ultimately decided in favor of the Company. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase new software products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results from operations.

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

  Dependence on and Need to Hire Additional Key Personnel. The Company's future performance depends to a significant degree upon the continued service of its senior management, as well as marketing, sales and product development personnel. The Company does not have long term employment contracts with any of its employees. The Company does not have and does not intend to obtain key person life insurance on its personnel. The loss of one or more of the Company's key personnel could have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company's Chief Operating Officer left the Company in February 1997, and, although active in seeking a replacement, the Company has not yet been successful in hiring one. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled management, marketing, sales and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be successful in attracting, assimilating and retaining such personnel in the future. Failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 1, Business--Employees."

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

ITEM 2. PROPERTIES

  The Company occupies approximately 50,000 square feet of office space in Emeryville, California, pursuant to a lease, which expires in March 1999, with an option to extend its term for five years. The Company also leases 4,600 square feet of storage facilities in Oakland, California. Management believes that its current facilities are adequate to meet its needs through the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders in the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
        MATTERS

  The Company's common stock is traded on the NASDAQ Stock Market under the symbol IACP. Market price for the Company's stock, since the Company's initial public offering on November 8, 1996 through December 31, 1997, is as follows:

                                                                   HIGH   LOW
                                                                  ------ ------
     1997
       First Quarter............................................. $7.875 $5.625
       Second Quarter............................................  5.125  2.250
       Third Quarter.............................................  3.750  2.375
       Fourth Quarter............................................  3.500  1.250
                                                                   HIGH   LOW
                                                                  ------ ------
     1996
       November 8, to December 31, 1996.......................... $6.875 $5.625

  As of December 31, 1997, the Company had approximately 69 holders of record of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

  The net income (loss) per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). For further discussion of net income (loss) per share and the impact of Statement No. 128 and SAB 98, see Note 1 and 2 of Notes to the Consolidated Financial Statements beginning on page 32.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------
                                   1997     1996      1995      1994     1993
                                  -------  -------  --------  --------  -------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  License.......................  $ 7,911  $ 7,345  $  2,110  $  1,779  $ 1,357
  Service.......................   11,347   12,347    10,150     9,429    8,977
  Maintenance...................    3,223    2,588     3,738     3,535    3,003
  Hardware......................      --     3,412     1,532     2,641    3,357
                                  -------  -------  --------  --------  -------
    Total revenues..............   22,481   25,692    17,530    17,384   16,694
                                  -------  -------  --------  --------  -------
Cost of revenues:
  License.......................      362      426       --        --       --
  Service.......................    8,322    7,023     6,068     5,058    7,149
  Maintenance...................    1,421    1,312     2,105     1,991    1,642
  Hardware......................      --     2,716       865     1,721    2,082
  Amortization of purchased
   software.....................      --       --        --        --     2,154
                                  -------  -------  --------  --------  -------
    Total cost of revenues......   10,105   11,477     9,038     8,770   13,027
                                  -------  -------  --------  --------  -------
Operating expenses:
  Sales and marketing...........    4,757    5,133     4,313     4,624    3,769
  General and administrative....    3,057    2,646     2,318     2,484    2,590
  Product development...........    4,480    4,226     3,238     2,365    1,085
                                  -------  -------  --------  --------  -------
    Total operating expenses....   12,294   12,005     9,869     9,473    7,444
                                  -------  -------  --------  --------  -------
Operating income (loss) from
 continuing operations..........       82    2,210    (1,377)     (859)  (3,777)
  Other income (expense):
  Interest expense..............       (4)     (55)      (14)      (20)     --
  Interest income and other.....      506      153        79        49      284
                                  -------  -------  --------  --------  -------
Income (loss) before income
 taxes..........................      584    2,308    (1,312)     (830) $(3,493)
Income taxes....................       23      --        --        --       --
                                  -------  -------  --------  --------  -------
Income (loss) from continuing
 operations.....................      561    2,308    (1,312)     (830) $(3,493)
Discontinued operations:
  Loss from discontinued
   operations...................      --       --        --       (369)    (475)
  Loss on disposal of
   discontinued operations......      --       --        --     (2,657)     --
                                  -------  -------  --------  --------  -------
Loss from discontinued
 operations.....................      --       --        --     (3,026)    (475)
                                  -------  -------  --------  --------  -------
Net income (loss)...............  $   561  $ 2,308  $ (1,312) $ (3,856) $(3,968)
                                  =======  =======  ========  ========  =======
Pro forma basic net income
 (loss) per share (1)...........  $  0.05  $  0.25  $  (0.15)
                                  =======  =======  ========
Pro forma diluted net income
 (loss) per share (1)...........  $  0.05  $  0.23  $  (0.15)
                                  =======  =======  ========
Pro forma weighted average
 common shares outstanding (1)..   11,164    9,098     8,580
Pro forma diluted common shares
 outstanding (1)................   12,017   10,256     8,580
                                                DECEMBER 31,
                                  ---------------------------------------------
                                   1997     1996      1995      1994     1993
                                  -------  -------  --------  --------  -------
                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.................  $15,008  $14,117  $  1,032  $  1,773  $ 5,370
Total assets....................   19,288   19,177     5,705     8,259   11,119
Total debt......................      --       --        200       --       --
Redeemable convertible preferred
 stock..........................      --       --     15,448    14,275   13,102
Stockholders' equity (net
 capital deficiency)............   15,623   14,576   (13,825)  (11,400)  (6,591)

-------
(1)See Note 1 and 2 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company was incorporated in July 1992, when the management of the Company, in partnership with E.M. Warburg, Pincus & Co., LLC, purchased certain assets and liabilities of Litton Industries' Integrated Automation Division, a leading system integrator with a primary focus on the aerospace industry and secondary focus on the financial services and transportation industries. Following this acquisition, the Company began its transition from a system integrator to a provider of software development services and a developer of application framework software products. The Company decided to de-emphasize the aerospace market, to develop its transaction management platform into a stand-alone software product, and to build a series of standard software application products based upon its complex transaction management platform targeted initially to the financial services industry. To date, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts. The Company's objective is to increase the portion of the Company's total revenue derived from software product sales. The Company was able to increase the amount of software license revenue in 1996 and in 1997.

  The Company currently sells two leading application framework software products, CheckVision and RemitVision, which are built upon the Company's transaction management and information archive platform. CheckVision is designed to maximize the value of archived transaction information over the entire useful life of such information, and RemitVision is designed to provide banks and other remittance processors with the ability to combine high volume consumer payment activity with complex accounts receivable processing in one production environment. The Company has also invested in growing sales and marketing organization to sell its software products. At the same time, the Company has continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which the Company believes, may be the basis for future software products.

  During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts, certain of which provide the basis for the Company's application framework software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for 1997, 1996 and 1995 was 50.5%, 48.0% and 57.9%, respectively. In addition, the Company has transitioned out of selling hardware. Due in part to these transitions, and in part to delays in its RemitVision product, the Company experienced a decline in total revenue in 1997. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities, software production and distribution infrastructure as it continues the transition from a service provider business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

  Installation of the Company's software products requires close cooperation between the Company and its customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company has experienced product installation delays which have resulted in the Company having lower than expected revenue and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997. The failure to resolve similar situations in the future could have an adverse affect on the Company's operating results and could adversely affect the Company's ability to market its products.

  At December 31, 1997, the Company had $4.6 million in unbilled receivables. These receivables are the result of delays in RemitVision implementations and timing differences between revenue recognition and cash collections on a number of contracts. Any inability on the part of the Company to collect these receivables may materially, adversely affect the financial performance of the Company.

  The Company's total revenues are derived from software licenses, services and maintenance. The Company licenses software to end-users under non-cancelable license agreements and provides services such as installation, training and software maintenance. Software license revenue for contracts not requiring significant customization services is recognized when a product has been shipped and all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from the Company's estimates and such differences could be material to the financial statements. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year. See Note 1 to Notes to Consolidated Financial Statements.

  At December 31, 1997, the Company had an accumulated deficit of approximately $11.9 million. The Company achieved net income of approximately $561,000 and $2.3 million for the years ended December 31, 1997 and 1996, respectively. There can be no assurance that the Company will have operating profits in any future period and recent operating results should not be considered indicative of future financial performance.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated consolidated statement of operations data expressed as a percentage of total revenues:

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
   Revenues:
     License....................................     35.2%     28.6%     12.0%
     Service....................................     50.5      48.0      57.9
     Maintenance................................     14.3      10.1      21.3
     Hardware...................................      --       13.3       8.8
                                                 --------  --------  --------
       Total revenues...........................    100.0     100.0     100.0
   Cost of revenues:
     License....................................      1.6       1.7       --
     Service....................................     37.0      27.3      34.6
     Maintenance................................      6.3       5.1      12.0
     Hardware...................................      --       10.6       4.9
                                                 --------  --------  --------
       Total cost of revenues...................     44.9      44.7      51.5
                                                 --------  --------  --------
   Gross margin.................................     55.1      55.3      48.5
                                                 --------  --------  --------
   Operating expenses:
     Sales and marketing........................     21.2      20.0      24.6
     General and administrative.................     13.6      10.3      13.2
     Product development........................     19.9      16.4      18.5
                                                 --------  --------  --------
       Total operating expenses.................     54.7      46.7      56.3
                                                 --------  --------  --------
   Operating income (loss) from continuing
    operations..................................      0.4       8.6      (7.8)
     Interest income (expense) and other........      2.2       0.4       0.4
                                                 --------  --------  --------
   Income (loss) before income taxes............      2.6       9.0      (7.4)
     Income taxes...............................      0.1       --        --
                                                 --------  --------  --------
   Net income (loss)............................      2.5%      9.0%     (7.4)%
                                                 ========  ========  ========

COMPARISON OF 1997, 1996, AND 1995

REVENUES

  License. License revenue to date has been primarily derived from licenses of the Company's CheckVision, RemitVision, and WorkVision software products. License revenue was $7.9 million, $7.3 million, and $2.1 million in 1997, 1996, and 1995, respectively. This increase in license revenue was primarily due to growing market acceptance of the Company's CheckVision and RemitVision products, and to a lesser extent, revenue from its WorkVision product, which is licensed pursuant to application framework development contracts.

  Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue was $11.3 million, $12.3 million, and $10.2 million in 1997, 1996, and 1995, respectively. The decrease in 1997 from 1996 in service revenue is the result of the implementation of the Company's strategy to focus on product sales and assisting customers in deploying its software products, thus decreasing the amount of services performed pursuant to significant application development contracts.

  Maintenance. Maintenance revenue is generated primarily by software support agreements that include telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue was $3.2 million, $2.6 million, and $3.7 million in 1997, 1996, and 1995, respectively. Maintenance revenue increased in 1997 primarily due to the growing base of installed CheckVision products resulting in a corresponding increase in demand for maintenance service.

  Hardware. There were no hardware revenues for 1997 after the Company found alternate hardware distribution channels to support its customers. Hardware revenues for 1996 and 1995 were $3.4 million and $1.5 million, respectively. The Company has on occasion sold a proprietary, high-margin hardware item to a single customer, but this practice was discontinued effective January 1, 1996. The hardware revenue in 1996 was primarily the result of a large RemitVision contract, and to a lesser extent, numerous CheckVision contracts for which the Company was required to act as a reseller of certain hardware required for installation. Previously, the Company provided hardware to its customers where
(i) the customer did not have a relationship with a particular hardware vendor and direct purchase by the customer would have significantly delayed an installation by the Company or (ii) certain hardware required for the operation of the Company's CheckVision and/or RemitVision products were not available for direct sale to end users.

COST OF REVENUES

  License. Cost of license revenue decreased 15.0% in 1997 to $362,000 from $426,000 in 1996. Cost of license revenue decreased as royalties payable to third parties decreased due to lower license revenues for RemitVision. The cost of license revenue as a percentage of license revenue is expected to increase in the future if the Company's strategy of increasing revenue from software products developed under software application framework development contracts is successful and associated royalties become due.

  Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing installation, training and development services. Cost of service revenue was $8.3 million in 1997, $7.0 million in 1996, and $6.1 million in 1995, or 73.3%, 56.9%, and
59.8% of the related service revenue, respectively. Cost of service revenue increased 18.5% from 1996 to 1997 primarily due to an increase in costs to complete RemitVision contracts.

  Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the cost of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue was $1.4 million in 1997, $1.3 million in 1996, and $2.1 million in 1995, or 44.1%, 50.7%, and 56.3%, of the related maintenance revenue, respectively. Cost of maintenance revenue increased 8.3% in 1997 from 1996 due to an increase in maintenance demand resulting from an increased CheckVision customer base. From 1995 to 1996, maintenance costs decreased as maintenance agreements related to software products that the Company no longer offers to new customers expired. Cost of maintenance revenue may increase in the future if the Company continues to be successful in selling maintenance for its new software products.

  Hardware. Cost of hardware revenue consisted of direct costs of hardware supplied on behalf of customers and subcontract fees for assembly of the Company's proprietary hardware item, which the Company discontinued selling in 1995. There was no cost of hardware revenue for 1997. Cost of hardware revenue in 1996 was $2.7 million and $865,000 in 1995, or 79.6%, and 56.5%, of related hardware revenue, respectively. In 1996, the cost of hardware revenue as a percentage of hardware revenue increased as the Company discontinued the sale of its high margin proprietary hardware product and acted as a reseller of certain hardware required for installation of its products. In 1995, the cost of hardware revenue as a percentage of hardware revenue varied due to the amount of a proprietary hardware item sold.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expense was $4.8 million, $5.1 million, and $4.3 million in 1997, 1996, and 1995, or 21.2%, 20.0% and 24.6%, of total revenues, respectively. Sales and marketing expense decreased 7.3% from 1996 to 1997 primarily due to lower sales commissions. The increase in sales and marketing expense from 1995 to 1996 was the result of increased sales commissions and an increase in sales and marketing personnel. The Company intends to expand its sales and marketing personnel and activities and, therefore, anticipates these expenditures will increase in absolute dollars and may increase as a percentage of total revenues.

  General and administrative. General and administrative expense was $3.1 million in 1997, $2.6 million in 1996, and $2.3 million in 1995, or 13.6%, 10.3%, and 13.2% of total revenues, respectively. General and administrative expense increased 15.5% from 1996 to 1997 due primarily to additional costs associated with being a public company. General and administrative expense increased 14.2% from 1995 to 1996 due primarily to growth in the Company's infrastructure to support increased revenues. To the extent the Company is successful in expanding its operations, general and administrative expense is expected to increase in absolute dollars.

  Product development. Product development expense was $4.5 million, $4.2 million, and $3.2 million in 1997, 1996, and 1995, or 19.9%, 16.4%, and 18.5%
of total revenues, respectively. In 1997 and 1996, product development expense increased primarily as a result of increased work on RemitVision to achieve product maturity. The Company expects that product development expenditures for product enhancement and new software products are required to remain competitive. In particular, to the extent the Company is required to develop future applications without development contracts, the Company's expenditures for product development may increase.

LIQUIDITY AND CAPITAL RESOURCES

  The company completed an initial public offering of common stock on November 8, 1996 raising net proceeds of $10.6 million. The common stock is trading on the NASDAQ Stock Market under the symbol IACP.

  The Company used cash of $1.7 million, $353,000, and $1.3 million for operating activities for 1997, 1996, and 1995, respectively. The increase in the use of cash from 1996 to 1997 was mainly due to a decrease in net income and an increase in accounts receivable. The decrease in the use of cash from 1995 to 1996 was mainly attributable to profitability partly offset by an increase in accounts receivable and a decrease in customer deposits.

  The Company's investing activities have consisted primarily of purchases of short-term investments and property and equipment. Short-term investments purchased totaled $2.0 million in 1997, compared to none in 1996 and 1995. Capital expenditures totaled $476,000, $351,000 and $127,000 for 1997, 1996, and 1995, respectively. Capital expenditures consisted of purchases of computer equipment and office furniture to support the Company's growing employee base. The Company currently has no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for its facilities. See Note 5 of Notes to the Consolidated Financial Statements.

  Cash provided by financing activities of $445,000 in 1997 was comprised of proceeds from purchases of common stock under the employee stock purchase and stock option plans. The initial public offering of the Company's common stock, and net bank borrowings provided the cash from financing activities in 1996, and 1995, respectively.

  At December 31, 1997, the Company had $7.1 million in cash and cash equivalents, $2.0 million in short-term cash investments, and $15.0 million in working capital. The Company has a $2.0 million bank line of credit agreement that expires in May 1998. Under the terms of the credit agreement, the Company may borrow up to $2.0 million under a revolving line of credit, which includes up to $500,000 in commercial and standby letters of credit. The line of credit, which contains both financial and non-financial covenants, is secured by substantially all of the Company's assets. Advances under the line of credit are limited to 80% of eligible billed accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5% (9.0% at December 31, 1997). There were no borrowings under this line of credit at December 31, 1997.

  The Company believes that its existing cash, cash equivalents and short-term cash investments, together with cash flows from operations and available borrowings under its revolving line of credit, will be sufficient to meet its working capital requirements for at least the next 12 months.

IMPACT OF YEAR 2000

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has completed an assessment and does not believe that it will be required to modify or replace significant portions of its software so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is contacting its critical suppliers of products and services to determine that such suppliers' operations and the products and services they provide to the Company are Year 2000 capable. There can be no assurance that the failure of one of the Company's suppliers to ensure appropriate Year 2000 capability would not have an adverse effect on the Company. The Company has also assessed the capability of its products sold to customers and believes that the likelihood of a material adverse impact due to contingencies related to the Year 2000 issue for the product it has sold is remote. There can be no assurance, however, that the Company's software products contain all necessary software for Year 2000 compatibility. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources, even if ultimately decided in favor of the Company. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase new software products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements together with related notes, report of Ernst & Young LLP, independent auditors, and supplementary financial information are listed at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this report on Form 10-K in light of the fact that the Company will file its Definitive Proxy Statement for its annual meeting of stockholders pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption "Executive Officers" in Part I of this report. The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 17, 1998, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 17, 1998, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 17, 1998, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 17, 1998, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements--see "Index to Consolidated Financial Statements"

     (2) Consolidated Financial Statement Schedules:

             Schedule II--Valuation and Qualifying Accounts

                 All schedules, except those listed above, have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

     (3) Exhibits

         3.1(a)* Certificate of Incorporation of the Registrant, as amended
                 (formerly Exhibit 3.1)
         3.2*    Bylaws of the Registrant.
         4.1*    Stockholders' Agreement dated July 31, 1992; Amendment No. 1 to Stockholders' Agreement dated May 28, 1996.
        10.1+*   Agreement between Mellon Bank Corporation and the Registrant dated March 24, 1995.
        10.2*    1992 Stock Plan.
        10.3*    1996 Stock Plan.
        10.4*    1996 Employee Stock Purchase Plan.
        10.5*    Loan and Security Agreement dated May 20, 1994 between
                 Registrant and Bank of the West; First Amendment dated May 22,
                 1995; Second Amendment dated February 21, 1996; Form of Third
                 Amendment.
        10.6*    Severance and Non-Compete Agreement dated July 31, 1992
                 between Chakravarthi V. Ravi and the Registrant.
        10.7*    Lease by and between Watergate Tower Associates and the
                 Registrant dated June 30, 1993.
        10.8*    Form of Indemnity Agreement.
        10.9*    Share Exchange Agreement dated May 29, 1996 between the
                 Registrant, Warburg, Pincus Investors, L.P. and holders of the
                 Registrant's Series A Preferred Stock.
        10.10*   Amendment No. 1 to the Share Exchange Agreement dated November
                 6, 1996 between the Registrant, Warburg, Pincus Investors,
                 L.P. and holders of the Registrant's Series A Preferred Stock.
        21.1*    Subsidiaries of the Registrant.
        23.1     Consent of Ernst & Young LLP, Independent Auditors.
        24.1     Power of Attorney (see page 41)
        27.1     Financial Data Schedule

--------
+  Confidential treatment has been granted for portions of these agreements.
* Incorporated by reference to the exhibits filed with the Company's registration statement on Form SB-2 (Registration Statement No. 333-4928-
   LA)

  (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

                                IA CORPORATION I

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........................  27
Consolidated Balance Sheets.................................................  28
Consolidated Statements of Operations.......................................  29
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)....  30
Consolidated Statements of Cash Flows.......................................  31
Notes to Consolidated Financial Statements..................................  32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IA Corporation I

  We have audited the accompanying consolidated balance sheets of IA Corporation I as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IA Corporation I at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

Walnut Creek, California
January 28, 1998

                                IA CORPORATION I

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $  7,058  $ 10,806
  Short-term investments...................................    2,000       --
  Receivables, including unbilled receivables of $4,593 in
   1997 and $2,422 in 1996, less allowance for doubtful
   accounts of $46.........................................    8,867     7,259
  Other current assets.....................................      748       653
                                                            --------  --------
   Total current assets....................................   18,673    18,718
Property and equipment, net................................      615       459
                                                            --------  --------
                                                            $ 19,288  $ 19,177
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $    343  $    740
  Accrued compensation and related liabilities.............    1,400     1,433
  Deferred revenues........................................    1,402     2,007
  Other accrued liabilities................................      520       421
                                                            --------  --------
   Total current liabilities...............................    3,665     4,601
Stockholders' equity:
  Common shares, $0.01 par value:
   Authorized shares--35,000,000
   Issued and outstanding shares--8,666,460 at December 31,
    1997, and 8,592,402 at December 31, 1996...............       89        86
  Class B Common shares, $0.01 par value:
   Authorized shares--5,000,000
   Issued and outstanding shares--2,417,112................       25        25
  Additional paid-in capital...............................   27,563    27,121
  Accumulated deficit......................................  (11,923)  (12,484)
  Deferred compensation....................................     (131)     (172)
                                                            --------  --------
   Total stockholders' equity..............................   15,623    14,576
                                                            --------  --------
                                                            $ 19,288  $ 19,177
                                                            ========  ========

                             See Accompanying Notes

                                IA CORPORATION I

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEARS ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1997    1996     1995
                                                       ------  -------  -------
Revenues:
  License............................................. $7,911  $ 7,345  $ 2,110
  Service............................................. 11,347   12,347   10,150
  Maintenance.........................................  3,223    2,588    3,738
  Hardware............................................    --     3,412    1,532
                                                       ------  -------  -------
    Total revenues.................................... 22,481   25,692   17,530
Cost of revenues:
  License.............................................    362      426      --
  Service.............................................  8,322    7,023    6,068
  Maintenance.........................................  1,421    1,312    2,105
  Hardware............................................    --     2,716      865
                                                       ------  -------  -------
    Total cost of revenues............................ 10,105   11,477    9,038
Operating expenses:
  Sales and marketing.................................  4,757    5,133    4,313
  General and administrative..........................  3,057    2,646    2,318
  Product development.................................  4,480    4,226    3,238
                                                       ------  -------  -------
    Total operating expenses.......................... 12,294   12,005    9,869
                                                       ------  -------  -------
Operating income (loss)...............................     82    2,210   (1,377)
Other income (expense):
  Interest expense....................................     (4)     (55)     (14)
  Interest income and other...........................    506      153       79
                                                       ------  -------  -------
Income (loss) before income taxes.....................    584    2,308   (1,312)
  Income taxes........................................     23      --       --
                                                       ------  -------  -------
Net income (loss).....................................    561    2,308   (1,312)
Preferred dividends and accretion.....................    --      (880)  (1,173)
                                                       ------  -------  -------
Net income (loss) applicable to common stockholders... $  561  $ 1,428  $(2,485)
                                                       ======  =======  =======
Pro forma basic net income (loss) per share........... $ 0.05  $  0.25  $ (0.15)
                                                       ======  =======  =======
Pro forma diluted net income (loss) per share......... $ 0.05  $  0.23  $ (0.15)
                                                       ======  =======  =======
Pro forma weighted common shares outstanding.......... 11,164    9,098    8,580
Pro forma diluted common shares outstanding........... 12,017   10,256    8,580

                             See Accompanying Notes

                                IA CORPORATION I

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                CUMULATIVE      TOTAL
                                                                                  FOREIGN   STOCKHOLDERS'
                           COMMON STOCK     ADDITIONAL                           CURRENCY      EQUITY
                         ------------------  PAID-IN-  ACCUMULATED   DEFERRED   TRANSLATION (NET CAPITAL
                           SHARES    AMOUNT  CAPITAL     DEFICIT   COMPENSATION ADJUSTMENT   DEFICIENCY)
                         ----------  ------ ---------- ----------- ------------ ----------- -------------
Balances, December 31,
 1994...................  5,931,534   $ 59   $    23    $(11,330)       --         $(152)     $(11,400)
 Issuance of common
  stock under stock
  option plan...........     68,845    --          8         --         --           --              8
 Repurchase of common
  stock.................   (370,363)    (3)      --          (97)       --           --           (100)
 Accretion of
  mandatorily redeemable
  convertible preferred
  stock.................        --     --        --       (1,173)       --           --         (1,173)
 Cumulative translation
  adjustment............        --     --        --          --         --           152           152
 Net loss...............        --     --        --       (1,312)       --           --         (1,312)
                         ----------   ----   -------    --------      -----        -----      --------
Balances, December 31,
 1995...................  5,630,016     56        31     (13,912)       --           --        (13,825)
 Issuance of common
  stock under stock
  option plan...........    275,540      4         5         --         --           --              9
 Initial public offering
  of common stock, net
  of expenses of $1,283.  2,130,841     21    10,585         --         --           --         10,606
 Conversion of preferred
  stock.................  2,973,117     30    16,298         --         --           --         16,328
 Deferred compensation
  resulting from grant
  of options............        --     --        202         --       $(202)         --            --
 Amortization of
  deferred compensation.        --     --        --          --          30          --             30
 Accretion of
  mandatorily redeemable
  convertible preferred
  stock.................        --     --        --         (880)       --           --           (880)
 Net income.............        --     --        --        2,308        --           --          2,308
                         ----------   ----   -------    --------      -----        -----      --------
Balances, December 31,
 1996................... 11,009,514    111    27,121     (12,484)      (172)         --         14,576
 Issuance of common
  stock under stock
  option and stock
  purchase plans........    274,058      3       442         --         --           --            445
 Amortization of
  deferred compensation.        --     --        --          --          41          --             41
 Net income.............        --     --        --          561        --           --            561
                         ----------   ----   -------    --------      -----        -----      --------
Balances, December 31,
 1997................... 11,283,572   $114   $27,563    $(11,923)     $(131)       $ --       $ 15,623
                         ==========   ====   =======    ========      =====        =====      ========

                             See Accompanying Notes

                                IA CORPORATION I

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------- --------  --------
OPERATING ACTIVITIES
Net income (loss)................................  $   561  $  2,308  $ (1,312)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation...................................      320       276       294
  Amortization of deferred compensation..........       41        30       --
  Loss on disposal of property and equipment.....      --         (9)      --
  Changes in operating assets and liabilities:
    Receivables..................................   (1,608)   (3,870)   (1,433)
    Other current assets.........................      (95)      193       (32)
    Accounts payable.............................     (397)      473       (13)
    Accrued compensation and related liabilities.      (33)      409       258
    Deferred revenues............................     (605)     (313)      889
    Other accrued liabilities....................       99       150        21
                                                   -------  --------  --------
Net cash used in operating activities............   (1,717)     (353)   (1,328)
INVESTING ACTIVITIES
Net proceeds from sale of discontinued business..      --        --         33
Purchases of property and equipment..............     (476)     (351)     (127)
Proceeds from sales of property and equipment....      --         16       --
Purchases of short-term investments..............   (2,000)      --        --
                                                   -------  --------  --------
Net cash used in investing activities............   (2,476)     (335)      (94)
FINANCING ACTIVITIES
Borrowings under bank line of credit.............      300       778       500
Repayment of borrowings under bank line of
 credit..........................................     (300)     (978)     (300)
Proceeds from issuance of common stock...........      445    10,615         8
Repurchase of common stock.......................      --        --       (100)
                                                   -------  --------  --------
Net cash provided by financing activities........      445    10,415       108
Net increase (decrease) in cash..................   (3,748)    9,727    (1,314)
Cash at beginning of period......................   10,806     1,079     2,393
                                                   -------  --------  --------
Cash at end of period............................  $ 7,058  $ 10,806  $  1,079
                                                   =======  ========  ========
Supplemental disclosure of cash flow information:
  Deferred compensation related to stock option
   grants........................................  $   --   $    202  $    --
                                                   =======  ========  ========
  Cash paid for interest.........................  $     4  $     56  $     11
                                                   =======  ========  ========
Supplemental noncash investing and financing
 information:
  Conversion of preferred stock to common stock..  $   --   $ 16,328  $    --
                                                   =======  ========  ========

                             See Accompanying Notes

                               IA CORPORATION I

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY AND BASIS OF PRESENTATION

  IA Corporation I (the "Company") was incorporated on July 20, 1992. The Company develops, markets, implements and supports software solutions for financial services organizations that require flexible automation of high-volume, complex transactions. Prior to 1996, the consolidated financial statements included the accounts of the Company and its wholly owned subsidiary. In 1996, the wholly owned subsidiary was merged into the Company.

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

  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  Cash and cash equivalents consist of deposits with major banks, certificates of deposit and commercial paper with original maturities of three months or less. Short-term investments consist of investments in debt securities with maturities of more than three months, and less than one year.

  The Company classifies all investments in debt securities as available-for-sale or held-to-maturity at the time of purchase and periodically reevaluates such designations. Investments in marketable equity securities and debt securities are classified as held-to-maturity when the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value. Unrecognized gains or losses available-for-sale securities are included, net of tax, in stockholders' equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method.

  While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. At December 31, 1997 and 1996, the Company had investments in commercial paper recorded in the amount of $5,955,000 (of which $2,000,000 was classified as short-term investments and $3,955,000 was classified as cash equivalents), and $8,974,000 (all of which was classified as cash equivalents), respectively, which approximates fair value. Unrealized and realized gains and losses in 1997 and 1996 were not material.

  PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from three to seven years.

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

                               IA CORPORATION I

Technological feasibility is established upon completion of a working model. As of December 31, 1997, such capitalized software development costs were insignificant and all software development costs have been charged to product development expenses in the accompanying consolidated statements of operations.

  REVENUE RECOGNITION

  The Company licenses software to end-users under non-cancelable license agreements and provides services such as installation, training and software maintenance. Software license revenue for contracts not requiring significant customization services is recognized when the product has been shipped, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from management's estimates and such differences could be material to the financial statements. Allowances for estimated future warranty costs are provided at the time revenue is recognized. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year. Hardware revenue was recognized when the title passes to the customer.

  CREDIT RISK

  The Company currently sells its services primarily to large corporations in the financial services industry in North America. The Company extends credit based on an evaluation of the customer's financial condition and, generally, does not require collateral. The Company maintains reserves for potential credit losses which management believes are adequate to cover any potential loss. Actual credit losses may differ from management's estimates and such differences could be material to the financial statements. At December 31, 1997, the Company had $4,593,000 in unbilled receivables. Any inability on the part of the Company to collect these receivables may materially adversely affect the Company's financial condition and results of operations.

  FOREIGN CURRENCY TRANSLATION

  The revenue and expenses of the Company's foreign subsidiary were translated at monthly average exchange rates. In 1995, the Company discontinued the operations of its foreign subsidiary.

  STOCK-BASED COMPENSATION

  The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25 ("APB 25") and has adopted the "disclosure only" alternative described in Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation " ("FAS 123").

  NET INCOME (LOSS) PER SHARE

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share is very similar to the previously reported fully diluted net income (loss) per share. Basic and diluted net income (loss) per share has replaced the previously reported net income (loss) per share for the years ended December 31, 1996 and 1995 to apply the requirements of FAS 128.

  In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). Under SAB 98, certain shares of convertible preferred stock, options and warrants to purchase common

                               IA CORPORATION I
stock, issued at prices substantially below the per share price sold in the Company's initial public offering in November 1996, previously included in the computation of share outstanding pursuant to Staff Accounting Bulletin Nos. 55, 64 and 83, are now excluded from the computation.

  RECENT ACCOUNTING PRONOUNCEMENTS

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes SOP 91-1. The Company will be required to adopt this standard in the first quarter of 1998. Restatement of prior financial statements is prohibited. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not yet been issued. Accordingly, the Company is uncertain as to the effect of SOP 97-2 on its existing revenue recognition practices.

  The Company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") in 1998. Both will require additional disclosure but will not have a material effect on the Company's financial position or results of operations. FAS 130 will first be reflected in the Company's first quarter of 1998 interim financial statements. Components of comprehensive income include items such as net income and changes in the value of available-for-sale securities. FAS 131 require segments to be determined based on how management measures performance and makes decisions about allocating resources. FAS 131 will first be reflected in the Company's 1998 Annual Report.

2. NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

  Net income (loss) per share applicable to common stockholders is calculated as follows:

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- -----------
     Numerator:
       Net income (loss) applicable to
        common stockholders.................  $  561,000 $1,428,000 $(2,485,000)
                                              ========== ========== ===========
     Denominator for basic net income (loss)
      per share--weighted average common
      shares outstanding....................  11,164,431  6,563,257   5,751,589
     Effects of dilutive securities:
       Common stock options.................     853,092  1,157,895         --
                                              ---------- ---------- -----------
     Denominator for diluted net income
      (loss) per share--adjusted weighted
      average common shares and assumed
      conversions...........................  12,017,523  7,721,152   5,751,589
                                              ========== ========== ===========
     Basic net income (loss) per share
      applicable to common stockholders.....  $     0.05 $     0.22 $     (0.43)
                                              ========== ========== ===========
     Diluted net income (loss) per share
      applicable to common stockholders.....  $     0.05 $     0.18 $     (0.43)
                                              ========== ========== ===========

  The pro forma basic and pro forma diluted net income (loss) per share presented in the statements of operations has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock (2,534,460 in 1996 and 2,827,956 in 1995) that were automatically converted to common stock upon the Company's initial public offering in November 1996, using the if-converted method.

                               IA CORPORATION I

3. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
     Computer equipment............................... $ 1,795,000  $ 1,474,000
     Furniture and fixtures...........................     340,000      185,000
     Other............................................      31,000       31,000
                                                       -----------  -----------
                                                         2,166,000    1,690,000
     Less accumulated depreciation....................  (1,551,000)  (1,231,000)
                                                       -----------  -----------
                                                       $   615,000  $   459,000
                                                       ===========  ===========

4. LINE OF CREDIT

  The line of credit agreement with a bank allows borrowings up to a maximum of $2,000,000, which includes up to $500,000 in commercial standby letters of credit, with interest at the bank's prime rate plus 0.5% (9.0% at December 31, 1997). Borrowings are limited to the lesser of $2,000,000 or 80% of eligible billed receivables. Borrowings under the line of credit are secured by substantially all of the Company's assets. Under the provisions of the line of credit, the Company is required to maintain certain financial and non-financial covenants. The line of credit agreement expires on May 15, 1998. The Company has no borrowings outstanding under the line of credit at December 31, 1997.

5. COMMITMENTS

  The Company leases office space under non-cancelable operating leases. Future minimum lease payments for the years ending December 31 are as follows:

           1998................................... $1,201,000
           1999...................................    357,000
           2000...................................      5,000
           2001...................................      5,000
                                                   ----------
                                                   $1,568,000
                                                   ==========

6. STOCKHOLDERS' EQUITY

  INITIAL PUBLIC OFFERING

  On November 8, 1996, the Company completed an initial public offering of 2,525,000 shares of common stock (including shares sold by selling stockholders), at $6.00 per share. The Company received net proceeds of $10,092,000. In connection with the initial public offering, Series A preferred stock plus all accrued dividends converted into 2,973,117 shares of common stock, of which 2,417,112 is Class B common stock. On December 10, 1996, the underwriters exercised a portion of their overallotment option and the Company issued additional 130,841 shares of the Company's common stock, raising net proceeds of $514,000.

  PREFERRED STOCK

  On May 28, 1996, the Company amended its Certificate of Incorporation to allow the Board of Directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.

                               IA CORPORATION I

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

  STOCK SPLIT

  On April 30, 1996, the Board of Directors approved a five-for-one stock split of issued and outstanding common stock. On May 28, 1996, the Board of Directors approved an additional seven-for-five stock split of issued and outstanding common stock. All shares in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

  STOCK OPTION PLAN

  Under the provisions of the Company's 1992 Stock Plan (the "1992 Plan"), the Board of Directors authorized up to 1,658,769 shares of common stock for the grant of incentive stock options ("ISOs"), nonqualifying stock options ("NSOs"), or stock purchase rights. All options granted under the 1992 Plan expire seven years after the date of the grant. Generally, options become vested and exercisable 20% one year after the date of grant and then 5% at the end of each three-month period thereafter.

  On May 28, 1996, the Company adopted the 1996 Stock Plan (the "1996 Plan") which provides for the grant of ISO's, NSO's and stock purchase rights. All options under the 1996 Plan expire ten years after the date of the grant and become vested and exercisable 25% one year after date of grant and then 1/48 at the end of each month thereafter. A total of 700,000 shares of common stock have been reserved for issuance under the 1996 Plan. Stock option data is as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                  EXERCISE PRICE
                                                       NUMBER OF    OF SHARES
                                                        SHARES      UNDER PLANS
                                                       ---------  --------------
   Options outstanding at December 31, 1994........... 1,086,127      $0.01
   Options granted....................................   317,100       0.28
   Options exercised..................................   (68,845)      0.11
   Options canceled...................................  (175,917)      0.03
                                                       ---------      -----
   Options outstanding at December 31, 1995........... 1,158,465       0.08
   Options granted....................................   455,199       1.93
   Options exercised..................................  (275,540)      0.03
   Options canceled...................................   (23,800)      1.04
                                                       ---------      -----
   Options outstanding at December 31, 1996........... 1,314,324       0.71
   Options granted....................................   861,900       2.84
   Options exercised..................................  (138,190)      0.18
   Options canceled...................................  (321,909)      2.15
                                                       ---------      -----
   Options outstanding at December 31, 1997........... 1,716,125      $1.55
                                                       =========      =====

                               IA CORPORATION I

  At December 31, 1997, options to purchase 431,228 shares of common stock were exercisable at $0.01 to $6.25 per share. The weighted average fair value of options granted during the years ended December 31, 1997 and 1995 were $1.58 and $0.05, respectively. The weighted average fair value of options granted during 1996 with exercise prices less than the market price at date of grant was $0.82 per share. The weighted average fair value of options granted during 1996 with exercise prices equal to the market at date of grant was $1.21 per share. At December 31, 1997, 115,129 options to purchase common stock were available for future option grants.

  The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                         -------------------------------------- --------------------------
                                         WEIGHTED
                             NUMBER       AVERAGE    WEIGHTED       NUMBER      WEIGHTED
                         OUTSTANDING AT  REMAINING    AVERAGE   EXERCISABLE AT   AVERAGE
  RANGE OF                DECEMBER 31,  CONTRACTUAL EXERCISABLE  DECEMBER 31,  EXERCISABLE
EXERCISE PRICES               1997         LIFE        PRICE         1997         PRICE
---------------          -------------- ----------- ----------- -------------- -----------
$0.01-$0.43.............     750,084       3.24        $0.11       327,386        $0.09
$1.43-$2.00.............     384,141       6.88         1.63        85,217         1.43
$2.75-$3.25.............     505,400       9.51         2.95           --           --
$6.00-$6.25.............      76,500       8.92         6.07        18,625         6.07
                           ---------       ----        -----       -------        -----
                           1,716,125       6.15        $1.55       431,228        $0.61
                           =========       ====        =====       =======        =====

  STOCK-BASED COMPENSATION

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock awards because as discussed below, the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

  As adjusted information regarding net income (loss) and earnings per share is required by FAS 123, which requires the information be presented as if the Company adopted the fair value of options granted subsequent to December 31, 1994. The Black-Scholes options pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected price volatility. Because the Company's options have characteristics significantly different from those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

  In the year ended December 31,1997, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. In the year ended December 31, 1996 and 1995, for the period prior to the initial public offering, the fair value of each option granted was estimated at the date of grant using the minimum value method with the following weighted average assumptions. The minimum value method differs from methods designed to estimate the fair value of an option, such as the Black-Scholes option pricing model, because it does not consider the effect of expected volatility.

                               IA CORPORATION I

  The weighted average assumptions used are as follows:

                                  STOCK OPTION PLAN       EMPLOYEE STOCK PURCHASE PLAN
                               -------------------------  ----------------------------
                               YEAR ENDED DECEMBER 31,             YEAR ENDED
                               -------------------------          DECEMBER 31,
                                1997     1996     1995                1997
                               -------  -------  -------  ----------------------------
     Risk-free interest rate.     6.16%    6.09%    5.76%             5.55%
     Volatility..............      .75        0        0               .75
     Dividend yield..........     0.0 %    0.0 %    0.0 %             0.0 %
     Expected life in years..     5.23     6.00     6.00              0.50

  Had the compensation costs been determined based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed under FAS 123, the Company's net income and net income per share for the year ended December 31, 1997 would have decreased by approximately $651,000, or $0.06 and $0.05 per share for pro forma basic and diluted earnings per share, respectively. The effect in the years ended December 31, 1996 and 1995 were not material. For purposes of adjusted disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period for options and the purchase period for stock purchases under the Employee Stock Purchase Plan. The effects on as adjusted disclosure of applying FAS 123 are not likely to be representative of the effects on as adjusted disclosures in future years. Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, the as adjusted effect will not be fully reflected until the year ended December 31, 1999. The basic and diluted net income (loss) per share above does not assume the conversion of preferred stock effective upon the closing of the Company's initial public offering, unless it is dilutive, and is calculated using the weighted average number of shares of common stock outstanding as described in Note 2.

  1996 EMPLOYEE STOCK PURCHASE PLAN

  On May 28, 1996, the Company adopted an Employee Stock Purchase Plan (the "Plan"). Under the plan, 400,000 shares of common stock have been reserved for issuance. The Plan has 24-month offering periods, with each offering period divided into four consecutive six-month purchase periods. The Plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of the offering period or the fair market value of the stock at the end of each purchase period. At December 31, 1997, 303,581 shares were available for issuance. During 1997, employees purchased 96,419 shares under the plan. The weighted average fair value of the rights granted in 1997 using the Black-Scholes model was $2.69 per share.

7. SAVINGS PLAN

  The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 18% of their pre-tax salaries, but not more than the statutory limits. The Company contributes fifty cents for each dollar contributed by a participant, with a maximum contribution of 2% of a participant's earnings. The Company's matching contribution to the savings plan was $138,000, $124,000 and $109,000 in 1997, 1996 and 1995, respectively.

8. INCOME TAXES

  At December 31, 1997, the Company's net operating loss carryforward for federal income tax purposes of approximately $8,922,000 expiring in the years 2008 through 2011 and federal tax credits of approximately $412,000 expiring in years 2008 through 2011. The Company has net operating loss carryforward for state income tax purposes of approximately $3,781,000 expiring in the years 1998 through 2002 and state tax credits of approximately $159,000 with an indefinite carryforward. The provision for income taxes for the year ended December 31, 1997 consists primarily of state income taxes of $23,000.

                               IA CORPORATION I

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


  Due to "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the net operating loss and tax credit carryforward may be subject to an annual limitation regarding their utilization against taxable income in future periods.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
   Deferred tax assets:
     Net operating losses............................. $ 3,260,000  $ 1,859,000
     Tax credit carryovers............................     571,000      479,000
     Capital loss carryovers..........................   1,145,000    1,145,000
     Accrued expenses.................................   1,050,000      907,000
     Other............................................      60,000      132,000
                                                       -----------  -----------
       Total deferred tax assets......................   6,086,000    4,522,000
                                                       -----------  -----------
   Deferred tax liabilities:
     Deferred revenue.................................  (2,658,000)    (864,000)
     Other............................................    (217,000)    (130,000)
                                                       -----------  -----------
       Total deferred tax liabilities.................  (2,875,000)    (994,000)
                                                       -----------  -----------
   Net deferred tax assets............................   3,211,000    3,528,000
   Valuation allowance................................  (3,211,000)  (3,528,000)
                                                       -----------  -----------
   Net deferred tax assets............................ $       --   $       --
                                                       ===========  ===========

  During the years ended December 31, 1997 and 1996, the valuation allowance decreased by $317,000 and $933,000, respectively.

9. SIGNIFICANT CUSTOMERS

  In 1997, two customers accounted for 13% and 11% of total revenues, respectively. In 1996, two customers accounted for 19% and 15% of total revenues, respectively. In 1995, one customer accounted for 36% of total revenues.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT              BALANCE AT
                                              BEGINNING                 END OF
                                              OF PERIOD  DELETIONS(1)   PERIOD
                                              ---------- ------------ ----------
                                                        (IN THOUSANDS)
Year ended December 31, 1997
 Deducted from asset accounts
    Allowance for doubtful accounts..........    $ 46        $ --        $ 46
                                                 ----        ----        ----
      Totals.................................    $ 46        $ --        $ 46
                                                 ====        ====        ====
Year ended December 31, 1996
 Deducted from asset accounts
    Allowance for doubtful accounts..........    $ 50        $  4        $ 46
                                                 ----        ----        ----
      Totals.................................    $ 50        $  4        $ 46
                                                 ====        ====        ====
Year ended December 31, 1995
 Deducted from asset accounts
    Allowance for doubtful accounts..........    $ 50        $ --        $ 50
                                                 ----        ----        ----
      Totals.................................    $ 50        $ --        $ 50
                                                 ====        ====        ====

--------
(1) Uncollectible accounts written off, less recoveries

                                  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in the City of Emeryville, State of California, on the day of March 31, 1998.

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

        SIGNATURES                        TITLES                     DATE
        ----------                        ------                     ----

  /s/ Chakravarthi V. Ravi       President, Chief Executive     March 31, 1998
-------------------------------   Officer and Chairman of the
     CHAKRAVARTHI V. RAVI         Board (Principal Executive
                                  Officer)

    /s/ David M. Winkler         Vice President and Chief       March 31, 1998
-------------------------------   Financial Officer (Principal
       DAVID M. WINKLER           Financial and Accounting
                                  Officer)

      /s/ Henry Kressel          Director                       March 31, 1998
-------------------------------
         HENRY KRESSEL

       /s/ John Oltman           Director                       March 31, 1998
-------------------------------
          JOHN OLTMAN

      /s/ Stewart Gross          Director                       March 31, 1998
-------------------------------
         STEWART GROSS

       /s/ Randy Katz            Director                       March 31, 1998
-------------------------------
          RANDY KATZ