Form 10-Q
period 1998-03-31
IA CORP
filed 1998-05-15
CIK 1013033

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the quarterly period ended March 31, 1998

                                      or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from              to
               .

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

                                [X] Yes [_] No

  The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 11,534,829 as of May 12, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                IA CORPORATION I
                              REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

 PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements
          Condensed Balance Sheets........................................    3
          Condensed Statements of Operations..............................    4
          Condensed Statements of Cash Flows..............................    5
          Notes to Condensed Financial Statements.........................    6
  Item 2. Management's Discussion and Analysis of Financial Condition and     8
          Results of Operations...........................................
 PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K................................   16
 Signatures................................................................  17
 Exhibit Index.............................................................  18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                IA CORPORATION I
                            CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        MARCH 31,  DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  7,802     $  7,058
  Short-term investments..............................     1,966        2,000
  Receivables, including unbilled receivables of
   $4,193 at March 31, 1998 and $4,593 at December 31,
   1997, less allowance for doubtful accounts of $46..     8,516        8,867
  Other current assets ...............................       704          748
                                                        --------     --------
    Total current assets..............................    18,988       18,673
Property and equipment, net...........................       642          615
                                                        --------     --------
                                                        $ 19,630     $ 19,288
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $    350     $    343
  Accrued compensation and related liabilities........     1,578        1,400
  Deferred revenues...................................     1,448        1,402
  Other accrued liabilities...........................       606          520
                                                        --------     --------
    Total current liabilities.........................     3,982        3,665
Stockholders' equity:
  Common shares, $0.01 par value:
   Authorized shares -- 35,000,000
   Issued and outstanding shares -- 9,075,896 at March
    31, 1998
    and 8,866,460 at December 31, 1997................        91           89
  Class B Common shares, $0.01 par value:
   Authorized shares -- 5,000,000
   Issued and outstanding shares -- 2,417,112.........        25           25
  Additional paid-in capital..........................    27,771       27,563
  Accumulated deficit.................................   (12,117)     (11,923)
  Deferred compensation...............................      (122)        (131)
                                                        --------     --------
    Total stockholders' equity........................    15,648       15,623
                                                        --------     --------
                                                        $ 19,630     $ 19,288
                                                        ========     ========

                             See accompanying notes

                                IA CORPORATION I
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                 THREE MONTHS
                                                                  ENDED MARCH
                                                                      31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
   Revenues:
     License.................................................... $1,646  $2,482
     Service....................................................  2,334   2,796
     Maintenance................................................    966     838
                                                                 ------  ------
       Total revenues...........................................  4,946   6,116
   Cost of revenues:
     License....................................................     84     126
     Service....................................................  1,283   1,858
     Maintenance................................................    565     349
                                                                 ------  ------
       Total cost of revenues...................................  1,932   2,333
   Operating expenses:
     Sales and marketing........................................  1,218   1,152
     General and administrative.................................    723     589
     Product development........................................  1,379   1,288
                                                                 ------  ------
       Total operating expenses.................................  3,320   3,029
                                                                 ------  ------
   Operating income (loss)......................................   (306)    754
   Other income:
     Interest income and other..................................    112     131
                                                                 ------  ------
   Income (loss) before taxes...................................   (194)    885
   Provision for income taxes...................................    --       35
                                                                 ------  ------
   Net income (loss)............................................ $ (194) $  850
                                                                 ======  ======
   Basic net income (loss) per share............................ $(0.02) $ 0.08
                                                                 ======  ======
   Diluted net income (loss) per share.......................... $(0.02) $ 0.07
                                                                 ======  ======
   Weighted common shares outstanding........................... 11,477  11,053
   Diluted common shares outstanding............................ 11,477  12,157


                             See accompanying notes

                                IA CORPORATION I
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                             ----------------
                                                              1998     1997
                                                             -------  -------
OPERATING ACTIVITIES
Net income (loss)........................................... $  (194) $   850
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation..............................................      84       75
  Amortization of deferred compensation.....................       9       10
  Changes in operating assets and liabilities:
    Receivables.............................................     351      301
    Other current assets....................................      44       (3)
    Accounts payable........................................       7     (278)
    Accrued compensation and related liabilities............     178      (75)
    Deferred revenues.......................................      46     (258)
    Other accrued liabilities...............................      86      (33)
                                                             -------  -------
Net cash provided by operating activities...................     611      589

INVESTING ACTIVITIES
Purchases of property and equipment.........................    (111)    (132)
Purchases of short-term investments.........................  (1,966)     --
Maturities of short-term investments........................   2,000      --
                                                             -------  -------
Net cash used in investing activities.......................     (77)    (132)

FINANCING ACTIVITIES
Net proceeds from exercise of stock options.................      13      --
Net proceeds from employee stock purchase plan..............     197      198
                                                             -------  -------
Net cash provided by financing activities...................     210      198
Net increase in cash and cash equivalents...................     744      655
Cash and cash equivalents at beginning of period............   7,058   10,806
                                                             -------  -------
Cash and cash equivalents at end of period.................. $ 7,802  $11,461
                                                             =======  =======

                             See accompanying notes

                               IA CORPORATION I

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION

  The unaudited condensed financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Annual Report on Form 10-K for the year ended December 31, 1997. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

2. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options when such effect is dilutive.

  Basic and diluted net income (loss) per share is calculated as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
Numerator:
  Net income (loss)................................... $  (194,000) $   850,000
Denominator for basic net income (loss) per share--
 weighted average common shares outstanding...........  11,476,795   11,053,158
Effect of dilutive securities:
  Common stock options................................         --     1,104,050
                                                       -----------  -----------
  Dilutive potential common shares....................         --     1,104,050
                                                       -----------  -----------
Denominator for diluted net income (loss) per share--
 adjusted weighted average common shares and assumed
 conversions..........................................  11,476,795   12,157,208
                                                       ===========  ===========
Basic net income (loss) per share..................... $     (0.02) $      0.08
                                                       ===========  ===========
Diluted net income (loss) per share................... $     (0.02) $      0.07
                                                       ===========  ===========

3. REVENUE RECOGNITION

  On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) which superseded Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). The implementation of SOP 97-2 did not have a material adverse affect on the Company's business or on the Company's reported revenues and earnings for the three months ended March 31, 1998. In accordance with SOP 97-2, revenue from product licensing is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management.

  In March 1998, Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" (SOP 98-4) was issued. SOP 98-4 defers for one year the application of certain

                               IA CORPORATION I

                                  (unaudited)

provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect.

4. COMPREHENSIVE INCOME

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 establishes new rules for the reporting of comprehensive income and its components, however, it has no impact on the Company's net income or stockholders' equity. There is no difference between comprehensive income
(loss) and net income (loss) for the three months ended March 31, 1998 and 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

  The Company was incorporated in July 1992, when the management of the Company, in partnership with E.M. Warburg, Pincus & Co., LLC, purchased certain assets and liabilities of Litton Industries' Integrated Automation Division, a leading system integrator with a primary focus on the aerospace industry and secondary focus on the financial services and transportation industries. Following this acquisition, the Company began its transition from a system integrator to a provider of software development services and a developer of application framework software products. The Company decided to de-emphasize the aerospace market, to develop its transaction management platform into a stand-alone software product, and to build a series of standard software application products based upon its complex transaction management platform targeted initially to the financial services industry. To date, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts. The Company's objective is to increase the portion of the Company's total revenue derived from software product sales. The Company was able to increase the amount of software license revenue in 1996 and 1997.

  The Company currently sells two leading application framework software products, CheckVision(R) and RemitVision(R), which are built upon the Company's transaction management and information archive platform. CheckVision is designed to maximize the value of archived transaction information over the entire useful life of such information, and RemitVision is designed to provide banks and other remittance processors with the ability to combine high volume consumer payment activity with complex accounts receivable processing in one production environment. The Company has also invested in growing a sales and marketing organization to sell its software products. At the same time, the Company has continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which the Company believes, may be the basis for future software products.

  During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services to customers pursuant to large software development contracts, certain of which provide the basis for the Company's application framework software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for the three months ended March 31, 1998, and the years ended December 31, 1997 and 1996, was 47.2%, 50.5% and 48.0%,
respectively. In addition, the Company has transitioned out of selling hardware. Due in large part to these transitions, and in part to delays in its RemitVision product, the Company experienced a decline in total revenue in 1997. The Company recorded lower revenues for the three months ended March 31, 1998 than the comparable period in 1997. To achieve revenue growth and improve operating margins, the Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities, software production and distribution infrastructure as it continues the transition from a service provider business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

  Installation of the Company's software products requires cooperation between the Company and its customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company has experienced product installation delays, which have resulted in the Company having lower than expected revenues and profits from RemitVision customers in 1997 and for the three months ended March 31, 1998. The failure to resolve similar situations in the future could have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products.

  The Company's total revenues are derived from software licenses, services, and maintenance. The Company licenses software to end-users under non-cancelable license agreements and provides services such as installation, training and software maintenance. Software license for contracts not requiring significant customization services is recognized when a product has been shipped and all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from the Company's estimates and such differences could be material to the financial statements. An allowance for future estimated warranty costs are provided at the time revenue is recognized. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one.

  At March 31, 1998, the Company had an accumulated deficit of approximately $12.1 million. The Company reported a net loss of approximately $194,000 for the three months ended March 31, 1998, and net income of approximately $850,000 for the three months ended March 31, 1997. There can be no assurance that the Company will have operating profits in any future period and profitable operating results recorded in 1997 should not be considered indicative of future financial performance.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

  REVENUES

  License. License revenue is primarily derived from licenses of the Company's CheckVision, RemitVision, and WorkVision software products. License revenue decreased 33.7% to $1.6 million from $2.5 million for the three months ended March 31, 1998 and 1997, respectively. As a percentage of total revenues, license revenues decreased to 33.3% for the three months ended March 31, 1998 as compared to 40.6% for the three months ended March 31, 1997.

  Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue decreased 16.5% to $2.3 million from $2.8 million for the three months ended March 31, 1998 and 1997, respectively. The decrease in service revenue for the three months ended March 31, 1998 is the result of the implementation of the Company's strategy to focus on product sales and assisting customers in deploying its software products, thus decreasing the amount of services performed pursuant to significant application development contracts. As a percentage of total revenues, service revenues increased to 47.2% for the three months ended March 31, 1998 as compared to 45.7% for the three months ended March 31, 1997. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

  Maintenance. Maintenance revenue is generated primarily by software support agreements that include telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 15.3% to $966,000 from $838,000 for the three months ended March 31, 1998 and 1997, respectively. As a percentage of total revenues, maintenance revenue increased to 19.5% for the three months ended March 31,

1998 as compared to 13.7% for the three months ended March 31, 1997. Maintenance revenue increased primarily due to the growing base of installed CheckVision products resulting in corresponding increase in demand for maintenance service. Accordingly, the Company believes that fluctuations in the demand for its CheckVision and RemitVision products could result in fluctuations of maintenance revenue.

  COST OF REVENUES

  License. Cost of license revenue decreased 33.3% to $84,000 from $126,000 for the three months ended March 31, 1998 and 1997, representing 5.1% of license revenues for the three months ended March 31, 1998 and 1997. Cost of license revenue decreased as royalties payable to third parties decreased due to lower revenues for RemitVision. The cost of license revenue as a percentage of license revenue is expected to increase in the future if the Company's strategy of increasing revenue from software products developed under software applications framework development contracts is successful and associated royalties become due.

  Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third party consultants incurred in providing installation, training and development services. Cost of service revenue decreased 30.9% to $1.3 million from $1.9 million for the three months ended March 31, 1998 and 1997, representing 55.0% and 66.5% of service revenues, respectively. The decrease in cost of service revenue for the three months ended March 31, 1998 was due to a decrease in service revenues.

  Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 61.9% to $565,000 from $349,000 for the three months ended March 31, 1998 and 1997, representing 58.5% and 41.6% of maintenance revenues, respectively. The cost of maintenance revenue increase resulted from increased demand for maintenance services for new products coupled with supporting a growing base of installed CheckVision products.

  OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses increased 5.7% to $1.2 million from $1.2 million for the three months ended March 31, 1998 and 1997, respectively. The increase is a result of additional personnel in the three months ended March 31, 1998. Sales and marketing expenses represent 24.6% and 18.8% of total revenues for the three months ended March 31, 1998 and 1997, respectively.

  General and administrative. General and administrative expenses increased 22.8% to $723,000 from $589,000 in the three months ended March 31, 1998 and 1997, respectively, as a result of increased personnel expenses coupled with executive recruiting expenses. General and administrative expenses represent 14.6% and 9.6% of total revenues for the three months ended March 31, 1998 and 1997, respectively.

  Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expenses increased 7.1% to $1.4 million from $1.3 million for the three months ended March 31, 1998 and 1997, respectively. These increases are primarily attributable to personnel costs related to the development of RemitVision, and to a lesser extent, new software products. Product development expenses represent 27.9% and 21.1% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The Company intends to continue to invest in product development to enhance current and develop new software products to remain competitive and increase revenues. In particular, to the extent the Company is required to develop future applications without development contracts, the Company's expenditures for product development may increase.

  Interest income. Interest income represents interest earned by the Company on its cash, cash equivalents and short-term investments. Interest income decreased to $112,000 from $131,000 for the three months ended

March 31, 1998 and 1997, respectively. The decrease is primarily a result of a decrease in cash and investment balances.

  Provision for income taxes. The Company did not record a provision for income taxes for the three months ended March 31, 1998. A tax expense of 4.0% was recorded for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated cash of $611,000 from operating activities for the three months ended March 31, 1998, an increase of $22,000 from cash generated from operating activities for the three months ended March 31, 1997. For the three months ended March 31, 1998, cash provided by operations was mainly attributable to changes in working capital due to a decrease in accounts receivable and increases in accruals and customer deposits. For the three months ended March 31, 1997, cash provided by operations was mainly attributable to net income.

  The Company's investing activities have consisted primarily of purchases of short-term investments and capital equipment. Capital expenditures totaled $111,000 for the three months ended March 31, 1998, as compared to $132,000 for the three months ended March 31, 1997. Capital expenditures consisted of purchases of computer equipment and office furniture to support the Company's growing employee base. The Company currently has no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for its facilities.

  At March 31, 1998, the Company had $9.8 million in cash, cash equivalents and short-term investments and $15.0 million in working capital. The Company has a bank line of credit agreement that expires in May 1998. The Company intends to extend the line of credit under similar terms and conditions. Under the terms of the credit agreement, the Company may borrow up to $2.0 million under a revolving line of credit, which includes up to $500,000 in commercial letters of credit. There were no borrowings under this line of credit at March 31, 1998. Advances under the line of credit are limited to 80% of eligible billed accounts receivable. Borrowings accrue interest at the bank's prime rate plus .5% (9% at March 31, 1998). The line of credit, which contains financial and non-financial covenants, is secured by substantially all of the Company's assets.

  The Company believes that its existing cash, cash equivalents and short-term investments, together with cash flow from operations and available borrowings under its revolving line of credit, will be sufficient to meet its working capital requirements for at least the next 12 months.

RISK FACTORS

  History of Operating Losses; No Assurance of Profitability. The Company has incurred significant net losses since inception. At March 31, 1998, the Company had an accumulated deficit of approximately $12.1 million. The Company has had operating profits only in the quarters ended March 31, 1995, 1996 and 1997, June 30, 1996, September 30, 1996 and 1997, and December 31, 1996 and
1997. There can be no assurance that the Company will have operating profits in future quarters or on an annual basis.

  Variability of Quarterly Operating Results. The Company's quarterly operating results have varied in the past, and the Company expects quarterly operating results to vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles of the Company's software products, the variable size and timing of individual license transactions, the timing of revenue recognized under the percentage-of-completion method, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's software products, delay or deferral of customer implementation of the Company's software products, software defects or other quality problems with the Company's software products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of the

Company's customers, the impact of the current consolidations in the banking industry which may slow sales cycle, the introduction of indirect sales into the Company's revenue mix which could result in lower gross margins, changes in operating expenses, changes in Company strategy, personnel changes and general economic factors. In addition, the Company is in the process of transitioning from providing software development services to developing and selling software products, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because the Company's orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, an existing large application development contract may have a significant impact on quarterly operating results. For example, the Company had lower than anticipated revenues and profits from RemitVision customers in 1997 and for the three months ended March 31, 1998. In addition, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's software products may be deferred or canceled. The Company has had operating profits only in the quarters ended March 31, 1995, 1996, and 1997, June 30, 1996, September 30, 1996 and 1997, and December 31,
1996 and 1997, and there can be no assurance that the Company will have operating profits in future quarters or on an annual basis.

  Due primarily to hardware requirements and customer site preparation, there is typically a three to four months period between when a CheckVision customer order is placed and the commencement of the Company's installation services. The Company anticipates a six-month to one-year installation period for RemitVision. Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. In the past, the Company has experienced product installation delays, which resulted in strained customer relations. To date, the Company has been successful in resolving any and all such issues. However, there is no assurance that the Company will continue to be successful in similar situations. The failure to resolve similar situations in the future could have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products. The Company's expense levels are based in part on its expectations of future revenues. If revenue is below expectations, net income may be disproportionately affected because a significant portion of the Company's expenses does not vary with revenues. The Company's future operating results could be adversely affected if revenues do not meet the Company's expectations. The Company may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, the Company's operating margins may be materially adversely affected in the future if new competitors, technological advances by existing competitors, other competitive factors, or the Company's failure to continue to obtain software development contracts require the Company to invest significantly greater resources in software product development efforts.

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

  Risks Associated with Transition to Software Product Business. When the Company was formed in 1992, the Company shifted its strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues has been derived from the provision of services pursuant to large software development contracts, certain of which provide the basis for the Company's software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for 1997 and 1996 was 50.5% and 48.0%, respectively, and 47.2% and 45.7% for the three months ended March 31, 1998 and 1997, respectively. To achieve revenue growth and improve operating margins, the

Company must continue to increase market acceptance and sales of the Company's software products. As the Company becomes increasingly reliant upon software product sales, it could experience a decline in total revenues if service revenue declines more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure in a timely manner or at all. Any significant failure by the Company to manage the transition successfully would have a material adverse effect on the Company's business, operating results and financial condition and would create significant fluctuation in quarterly operating results.

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

  Lengthy Sales Cycle. The Company's sales cycle is typically six to twelve months and varies substantially from customer to customer. The Company believes the purchase of its software products is discretionary and represents a strategic decision requiring a significant capital investment by its customers. As a result, purchase of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers and requires multiple approvals. In addition, sales cycle could be impacted by current consolidations in the banking industry. Accordingly, the Company's sales are subject to a long approval process. The Company's business, operating results and financial condition have been in the past, and could be in the future, materially adversely affected if customers delay, reduce or cancel orders. Such delays, reductions or cancellations may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect such results.

  Customer Concentration. To date the Company has been highly dependent on a concentrated customer base. In 1997, 1996 and 1995, the Company's two largest customers provided 24%, 34% and 45% of the Company's total revenue, respectively. For the three months ended March 31, 1998, three customers provided 11%, 10% and 10%, respectively, of the Company's total revenues. For the three months ended March 31, 1997, three customers provided 16%, 12% and 12%, respectively, of the Company's total revenues. The Company's reliance on a concentrated base of customers has been due primarily to the Company's dependence on large software development contracts. The Company intends to continue to seek customer support for strategic development projects that may yield additional software products and expects that it may continue to experience a dependence on a few significant customers for the foreseeable future. If the Company is unable to establish relationships with additional significant customers and if the Company is unable to increase revenues derived from the sale of software products as a percentage of total revenues, the Company's business, operating results and financial condition could be materially adversely affected.

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

  The Company has a number of ongoing software development projects. The Company expects to release enhancements to its CheckVision and RemitVision products. The Company's objective is to increase the portion of the Company's total revenues derived from these software products. There can be no assurance the Company will release these enhancements in a timely manner or at all, or that the features these enhanced software products include will be features required to achieve market acceptance. The Company's product development programs have been delayed in the past and the Company has recently experienced delays in the development of RemitVision. The Company had lower than anticipated profits due to delays in RemitVision contracts. The inability of the Company to complete and successfully install upgraded versions of RemitVision would materially adversely affect the Company's business, operating results and financial condition. The failure of the Company's software products to achieve broader market acceptance and increased sales could have a material adverse effect on the Company's business, operating results and financial condition. See "--Year 2000 Compliance".

  Year 2000 Compliance. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has completed an assessment and expects to purchase enhanced software for its internal computer systems, which is expected to be Year 2000 compliant. The new software is expected to be implemented by December 31, 1998. The Company is contacting its critical suppliers of products and services to determine that such suppliers' operations and the products and services they provide to the Company are Year 2000 capable. There can be no assurance that the failure of one of the Company's suppliers to ensure appropriate Year 2000 capability would not have an adverse effect on the Company. The Company has also assessed the capability of its products sold to customers and believes that the likelihood of a material adverse impact due to contingencies related to the Year 2000 issue for the product it has sold is remote. There can be no assurance, however, that the Company's software products contain all necessary software for Year 2000 compatibility. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources, even if ultimately decided in favor of the Company. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase new software products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results from operations.

  Additional Risks. For a discussion of additional risks and uncertainties that could affect the Company's business, operating results or financial condition please see the Company's Annual Report on Form 10-K, "Item 1, Business--Risk Factors."

                               IA CORPORATION I

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits

    The following exhibits are furnished along with this Form 10-Q Quarterly Report for the three months ended March 31, 1998:

      27   Financial Data Schedules

  b. Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                IA CORPORATION I

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IA CORPORATION I

Date: May 15, 1998                             /s/ David M. Winkler
                                               --------------------

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

 EXHIBIT NO.
  27         Financial Data Schedules