Form 10-Q
period 1998-06-30
IA CORP
filed 1998-08-14
CIK 1013033

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                                     or

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

                               [X] Yes  [_] No

The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 11,672,462 as of July 31, 1998.

                              IA CORPORATION I
                             REPORT ON FORM 10-Q


                              TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


     ITEM 1.   FINANCIAL STATEMENTS
               Condensed Balance Sheets at June 30, 1998 and December 31, 1997.....    2

               Condensed Statements of Operations for the three months and six
                months ended June 30, 1998 and 1997................................    3

               Condensed Statements of Cash Flows for the six months ended June 30,
                1998 and 1997......................................................    4

               Notes to Condensed Financial Statements.............................    5

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS..............................................    6


PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS....................    16

     ITEM 5.   OTHER INFORMATION...................................................    17

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................    17

SIGNATURES     ....................................................................    18

EXHIBIT INDEX  ....................................................................    19

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                                IA CORPORATION I
                            CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    JUNE 30,                  DECEMBER 31,
                                                                                      1998                        1997
                                                                          ---------------------------    ---------------------------

                                                                                    (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents.............................................           $  5,735                      $  7,058
    Short-term investments................................................              3,425                         2,000
    Receivables, including unbilled receivables of $1,738 at June 30,
        1998 and $4,593 at December 31, 1997, less allowance for doubtful
        accounts of $781 at June 30, 1998 and $46 at December 31, 1997....              4,936                         8,867
    Other current assets..................................................                648                           748
                                                                                     --------                      --------

        Total current assets..............................................             14,744                        18,673
    Property and equipment, net...............................................            653                           615
                                                                                     --------                      --------

                                                                                     $ 15,397                      $ 19,288
                                                                                     ========                      ========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.....................................................           $    452                      $    343
     Accrued compensation and related liabilities.........................              1,363                         1,400
     Deferred revenues....................................................              1,533                         1,402
     Other accrued liabilities............................................              1,211                           520
                                                                                     --------                      --------

        Total current liabilities.........................................              4,559                         3,665

Stockholders' equity:
     Common shares, $0.01 par value:
        Authorized shares -- 35,000,000
        Issued and outstanding shares -- 9,137,805 at June 30, 1998 and
        8,866,460 at December 31, 1997....................................                 91                            89
     Class B Common shares, $0.01 par value:
        Authorized shares -- 5,000,000
        Issued and outstanding shares -- 2,417,112........................                 25                            25
     Additional paid-in capital...........................................             27,814                        27,563
     Accumulated deficit..................................................            (16,981)                      (11,923)
     Deferred compensation................................................               (111)                         (131)
                                                                                     --------                      --------

        Total stockholders' equity........................................             10,838                        15,623
                                                                                     --------                      --------

                                                                                     $ 15,397                      $ 19,288
                                                                                     ========                      ========


                            See accompanying notes

                               IA CORPORATION I
                      CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       JUNE 30,                                 JUNE 30,
                                        ------------------------------------     -----------------------------------
                                               1998                1997                 1998                1997
                                        ---------------     ----------------     ---------------     ---------------
Revenues:
 License................................    $   383              $   754             $ 2,029             $ 3,236
 Service................................      1,626                2,858               3,960               5,654
 Maintenance............................      1,097                  718               2,063               1,556
                                            -------              -------             -------             -------
  Total revenues........................      3,106                4,330               8,052              10,446

Cost of revenues:
 License................................         42                   23                 126                 149
 Service................................      3,090                1,988               4,373               3,846
 Maintenance............................        684                  348               1,249                 697
                                            -------              -------             -------             -------
  Total cost of revenues................      3,816                2,359               5,748               4,692

Operating expenses:
 Sales and marketing....................      1,198                1,240               2,416               2,392
 General and administrative.............      1,470                  777               2,193               1,366
 Product development....................      1,595                1,175               2,974               2,463
                                            -------              -------             -------             -------
  Total operating expenses..............      4,263                3,192               7,583               6,221
                                            -------              -------             -------             -------


Operating loss..........................     (4,973)              (1,221)             (5,279)               (467)

Other income:
 Interest income........................        109                  135                 221                 266
                                            -------              -------             -------             -------
Loss before income taxes................     (4,864)              (1,086)             (5,058)               (201)

Provision for income taxes..............          -                  (35)                  -                   -
                                            -------              -------             -------             -------

Net loss................................    $(4,864)             $(1,051)            $(5,058)            $  (201)
                                            =======              =======             =======             =======
Basic and diluted net loss per share....    $ (0.42)             $ (0.09)            $ (0.44)            $ (0.02)

Weighted common shares outstanding......     11,532               11,118              11,505              11,086

                            See accompanying notes

                               IA CORPORATION I
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                             -------------------------------------------
                                                                                      1998                    1997
                                                                             -------------------     -------------------
OPERATING ACTIVITIES
Net loss.....................................................................   $    (5,058)             $     (201)
Adjustments:
   Depreciation..............................................................           154                     157
   Amortization of deferred compensation.....................................            20                      21
   Changes in operating assets and liabilities:
   Receivables...............................................................         3,931                     712
   Other current assets......................................................           100                    (269)
   Accounts payable..........................................................           109                    (396)
   Accrued compensation and related liabilities..............................           (37)                   (182)
   Deferred revenues.........................................................           131                  (1,041)
   Other accrued liabilities.................................................           691                    (121)
                                                                                -----------              ----------
Net cash provided by (used in) operating activities..........................            41                  (1,320)

INVESTING ACTIVITIES
Purchases of property and equipment..........................................          (192)                   (327)
Purchases of short-term investments..........................................        (5,392)                     --
Maturities of short-term investments.........................................         3,967                      --
                                                                                -----------              ----------
Net cash used in investing activities........................................        (1,617)                   (327)

FINANCING ACTIVITIES
Net proceeds from exercise of stock options..................................            56                      11
Net proceeds from employee stock purchase plan...............................           197                     202
                                                                                -----------              ----------
Net cash provided by financing activities....................................           253                     213

Net decrease in cash and cash equivalents....................................        (1,323)                 (1,434)
Cash and cash equivalents at beginning of period.............................         7,058                  10,806
                                                                                -----------              ----------
Cash and cash equivalents at end of period...................................   $     5,735              $   9,372
                                                                                ===========              ==========

                            See accompanying notes

                                IA CORPORATION I
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Annual Report on Form 10-K for the year ended December 31, 1997. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

2.   BASIC AND DILUTED NET LOSS PER SHARE

     The Company's net loss per share has been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic and diluted net loss per share has been computed using the weighted average number of common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

3.   REVENUE RECOGNITION

     On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) which superseded Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). The implementation of SOP 97-2 did not have a material adverse affect on the Company's business or on the Company's reported revenues and earnings for the three months and six months ended June 30, 1998. In accordance with SOP 97-2, revenue from product licensing is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management.

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

     In March 1998, Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" (SOP 98-4) was issued. SOP 98-4 defers for one year the application of certain provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect.

4.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 establishes new rules for the reporting of comprehensive income and its components, however, it had no impact on the Company's net income or stockholders' equity. There is no difference between comprehensive income (loss) and net income (loss) for the three months and six months ended June 30, 1998 and 1997.

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, expense levels and revenue sources. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, product development investments and their intended results, ability to develop new software products based on research undertaken in connection with new software development contracts, plans with respect to strategic development projects, expected purchase and implementation of Year 2000 compliant software for internal computer systems, those discussed herein and in the Company's Annual Report as filed on Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   OVERVIEW

     The Company's total revenues are derived from software licenses, services, and maintenance agreements. The Company licenses software to end-users under non-cancelable license agreements and provides services such as software development, software customization installation, training and software maintenance. Software license revenue for contracts not requiring significant customization services are recognized when a product has been shipped, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from the Company's estimates and such differences could be material to the financial statements. An allowance for future estimated warranty costs are provided at the time revenue is recognized. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year.

     Total revenues for the three months ended June 30, 1998 decreased 28.3% to $3.1 million from $4.3 million for the three months ended June 30, 1997. Total revenues for the six months ended June 30, 1998 decreased 22.9% to $8.1 million, compared to total revenues of $10.4 million for the same period in 1997. The decrease in revenues is in part attributable to numerous mergers in the banking industry, customer delays in installing the Company's software products, thus slowing the revenue recognition process, and deferral of purchase decisions arising from preoccupation with the Year 2000 issue. The Company believes that mergers and Year 2000 issues have put severe constraints on resources available within the banking industry to successfully implement the Company's offerings. The Company believes its technology and products are applicable to other market segments within the financial services industry, such as brokerage, mutual funds and insurance segments. Although the Company has successfully completed installations at both Fidelity Investments and Merrill Lynch, there can be no assurance that the Company will be successful in these markets.

     The Company had an accumulated deficit of approximately $17.0 million at June 30,1998. The Company had a net loss of approximately $5.1 million and $201,000 for the six months ended June 30, 1998 and 1997, respectively. There can be no assurance that the Company will have operating profits in any future period and profitable operating results recorded in the 1996 and 1997 calendar years should not be considered indicative of future financial performance.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES

     LICENSE.   License revenue is primarily derived from licenses of the
Company's CheckVision and RemitVision software products. License revenue decreased 49.2% to $383,000 from $754,000 for the three months ended June

30, 1998 and 1997, respectively. As a percentage of total revenues, license revenues decreased to 12.3% for the three months ended June 30, 1998 as compared to 17.4% for the three months ended June 30, 1997.

     SERVICE.   Service revenue has been comprised primarily of fees from
software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision software products. Service revenue decreased 43.1% to $1.6 million from $2.9 million for the three months ended June 30, 1998 and 1997, respectively. The decrease in service revenues primarily resulted from customer delays that affected revenue recognition coupled with deferrals of expected new contracts. As a percentage of total revenues, service revenues decreased to 52.4% for the three months ended June 30, 1998 as compared to 66.0% for the three months ended June 30, 1997. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

     MAINTENANCE.   Maintenance revenue is generated primarily by software
support contracts to customers who have entered into license agreements for the use of the Company's software products. Such contracts include telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 52.8% to $1.1 million from $718,000 for the three months ended June 30, 1998 and 1997, respectively. As a percentage of total revenues, maintenance revenue increased to 35.3% for the three months ended June 30, 1998 as compared to 16.6% for the three months ended June 30, 1997. Maintenance revenue increased primarily due to the growing base of installed CheckVision products resulting in corresponding increase in demand for maintenance service. Accordingly, the Company believes that fluctuations in the demand for its CheckVision and RemitVision products could result in fluctuations of maintenance revenue.

     COST OF REVENUES

     LICENSE.   Cost of license revenue increased to $42,000 from $23,000 for the three months ended June 30, 1998 and 1997, respectively, representing 11.0% and 3.1% of license revenues for the three months ended June 30, 1998 and 1997, respectively. Cost of license revenue increase resulted from additional contracts requiring royalty payments. The cost of license revenue as a percentage of license revenue is expected to increase in the future if the Company's strategy of increasing revenue from software products developed under software applications framework development contracts is successful and associated royalties become due.

     SERVICE.   Cost of service revenue is primarily comprised of employee-
related costs and fees for third party consultants incurred in providing installation, training and development services. Cost of service revenue increased 55.4% to $3.1 million from $2.0 million for the three months ended June 30, 1998 and 1997, respectively, representing 190.0% and 69.6% of service revenues for the three months ended June 30, 1998 and 1997, respectively. The increase in cost of service revenue for the three months ended June 30, 1998 was due primarily to an increase in accrued costs of $1.7 million with respect to risks associated with specific contracts.

     MAINTENANCE.   Cost of maintenance revenue is primarily comprised of
employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 96.6% to $684,000 from $348,000 for the three months ended June 30, 1998 and 1997, respectively, representing 62.4% and 48.5% of maintenance revenues for the three months ended June 30, 1998 and 1997, respectively. The cost of maintenance revenue increase is due to maintenance revenue growth, and recently completed software development contracts requiring higher level of maintenance labor.

     OPERATING EXPENSES

     SALES AND MARKETING.   Sales and marketing expenses consist primarily of
salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses decreased by 3.4% to $1.2 million for the three months ended June 30, 1998 as compared to $1.2 million for the three months ended June 30, 1997. Sales and marketing expenses represent 38.6% and 28.6% of total revenues for the three months ended June 30, 1998 and 1997, respectively.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses
increased 89.2% to $1.5 million from $777,000 for the three months ended June 30, 1998 and 1997, respectively. The increase is primarily attributed to an increase in allowance for doubtful accounts of $700,000 with respect to collectibility risks associated with certain completed contracts. General and administrative expenses represent 47.3% and 17.9% of total revenues for the three months ended June 30, 1998 and 1997, respectively.

     PRODUCT DEVELOPMENT.   Product development expenses consist primarily of
salaries and other personnel-related expenses. Product development expenses increased 35.7% to $1.6 million from $1.2 million for the three months ended June 30, 1998 and 1997, respectively. These increases are directly attributable to personnel costs and associated infrastructure costs required to support software development initiatives to expand and enhance the Company's core software product offerings. Product development expenses represent 51.4% and 27.1% of total revenues for the three months ended June 30, 1998 and 1997, respectively. The Company intends to continue to invest significant resources in product development to enhance current and develop new software products to increase competitiveness and increase revenues. To the extent the Company is required to develop future applications without development contracts, the Company's expenditures for product development may increase.

     Interest Income.   Interest income represents interest earned by the
Company on its cash, cash equivalents and short-term investments. Interest income decreased 19.3% to $109,000 from $135,000 for the three months ended June 30, 1998 and 1997, respectively. The decrease is the result of lower average cash, cash equivalents and investment balances for the three months ended June 30, 1998 as compared to the same period in 1997.


     Provision for income taxes.   The Company did not record a provision for
income taxes for the three months ended June 30, 1998.

RESULTS OF OPERATIONS
COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES

     LICENSE.   License revenue is primarily derived from licenses of the
Company's CheckVision and RemitVision, software products. License revenue decreased 37.3% to $2.0 million from $3.2 million for the six months ended June 30, 1998 and 1997, respectively. As a percentage of total revenues, license revenues decreased to 25.2% for the six months ended June 30, 1998 as compared to 31.0% for the six months ended June 30, 1997. The decrease in license revenues resulted from deferrals of several expected orders.

     SERVICE.   Service revenue is comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue decreased 30.0% to $4.0 million from $5.7 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in service revenues primarily resulted from customer delays that affected revenue recognition coupled with deferral of expected new contracts. As a percentage of total revenues, service revenues decreased to 49.2% for the six months ended June 30, 1998 as compared to 54.1% for the six months ended June 30, 1997. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services and changes in the rate of growth in license revenue.

     MAINTENANCE.   Maintenance revenue is generated primarily by software
support contracts to customers who have entered into license agreements for the use of the Company's software products. Such contracts include telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 32.6% to $2.1 million from $1.6 million for the six months ended June 30, 1998 and 1997, respectively. As a percentage of total revenues, maintenance revenue increased to 25.6% for the six months ended June 30, 1998 as compared to 14.9% for the six months ended June 30, 1997. Maintenance revenue increased primarily due to the growing base of installed CheckVision and RemitVision products resulting in corresponding increase in demand for maintenance service. Accordingly, the Company believes that fluctuations in the demand for its CheckVision and RemitVision products could result in fluctuations of maintenance revenue.

     COST OF REVENUES

     LICENSE.   Cost of license revenue decreased 15.4% to $126,000 from
$149,000 for the six months ended June 30, 1998 and 1997, respectively, representing 6.2% and 4.6% of license revenues for the six months ended June 30, 1998 and 1997, respectively. The decrease in cost of license revenue resulted from decreased royalties. The cost of license revenue as a percentage of license revenue is expected to increase in the future if the Company's strategy of increasing revenue from software products developed under software applications framework development contracts is successful and associated royalties become due.

     SERVICE.   Cost of service revenue is primarily comprised of employee-
related costs and fees for third party consultants incurred in providing installation, training and development services. Cost of service revenue increased 13.7% to $4.4 million from $3.8 million for the six months ended June 30, 1998 and 1997, respectively, representing 110.4% and 68.0% of service revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in cost of service revenue during the six months ended June 30, 1998 was due primarily to an increase in accrued costs of $1.7 million with respect to risks associated with specific contracts.

     MAINTENANCE.   Cost of maintenance revenue is primarily comprised of
employee-related costs incurred in providing customer support and also includes the costs of services provided by third-parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 79.2% to $1.2 million from $697,000 for the six months ended June 30, 1998 and 1997, respectively, representing 60.5% and 44.8% of maintenance revenues for the six months ended June 30, 1998 and 1997, respectively. The cost of maintenance revenue increase resulted from increased demand for maintenance services for a growing base of installed CheckVision products, and from higher maintenance labor required to support recently completed development contracts.

     OPERATING EXPENSES

     SALES AND MARKETING.   Sales and marketing expenses consist primarily of
salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses remained constant at $2.4 million for the six months ended June 30, 1998. Sales and marketing expenses represent 30.0% and 22.9% of total revenues for the six months ended June 30, 1998 and 1997, respectively.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses increased
60.5% to $2.2 million from $1.4 million for the six months ended June 30, 1998 and 1997, respectively. The increase is primarily attributed to an increase in allowance for doubtful accounts of $700,000 with respects to collectibility risks associated with certain completed contracts. General and administrative expenses represent 27.2% and 13.1% of total revenues for the six months ended June 30, 1998 and 1997, respectively.

     PRODUCT DEVELOPMENT.   Product development expenses consist primarily of
salaries and other personnel-related expenses. Product development expenses increased 20.7% to $3.0 million from $2.5 million for the six months ended June 30, 1998 and 1997, respectively. This increase is directly attributable to personnel costs and associated infrastructure costs required to support software development initiatives to expand and enhance the Company's core software product offerings. In particular, the Company's development expenditure increases during 1998 have been driven by expenditures associated with the unveiling of RemitVision Release 2.0 in July 1998, and by expenditures required to enhance and expand its CheckVision product line. Product development expenses represent 36.9% and 23.6% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The Company intends to continue to invest significant resources in product development to enhance current and develop new software products to improve competitiveness and increase revenues. To the extent the Company is required to develop future applications without development contracts, the Company's expenditures for product development may increase.

     INTEREST INCOME.   Interest income represents interest earned by the
Company on its cash, cash equivalents and short-term investments. Interest income decreased 16.9% to $221,000 from $266,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease is primarily a result of a decrease in cash, cash equivalents and investment balances for the six months ended June 30, 1998 as compared to the same period in 1997.

     PROVISION FOR INCOME TAXES.   The Company did not record a provision for
income taxes for the six months ended June 30, 1998 and 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $41,000 for the six months ended June 30, 1998, an increase of $1.4 million from cash used in operating activities for the six months ended June 30, 1997. For the six months ended June 30, 1998, cash provided by operations was due principally to a decrease in accounts receivable and increases in accruals and customer deposits. The decrease in accounts receivable resulted from cash collections. The increase in customer deposits was primarily due to new and renewals of annual maintenance agreements from customers.

     During the six months ended June 30, 1998, the Company's principal net use of cash for investing activities included purchases and maturities of short-term investments. Additionally, capital equipment expenditures totaled $192,000 for the six months ended June 30, 1998, as compared to $327,000 for the six months ended June 30, 1997. Capital expenditures consisted of purchases of computer equipment to support the Company's product development programs. The Company currently has no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for its facilities.

     Financing activities for the six months ended June 30, 1998 and 1997 is related to the proceeds from the exercise of common stock options by employees and stock issuance under the employee stock purchase plan program.

     At June 30, 1998, the Company had $10.2 in working capital, including $5.7 million in cash and cash equivalents and $3.4 million in short-term investments consisting primarily of high quality commercial paper. The Company has a bank line of credit agreement that expired in July 1998. The Company is under discussions with the bank to extend the line of credit. Under the terms of the credit agreement, the Company may borrow up to $2.0 million under a revolving line of credit, which includes up to $500,000 in commercial letters of credit. There were no borrowings under this line of credit for the six months ended June 30, 1998 and 1997. Advances under the line of credit are limited to 80% of eligible billed accounts receivable. Interest is payable at the bank's prime rate plus 0.5% (9.0% at June 30, 1998). There were no restrictive financial covenants under the bank line of credit agreement.

     The Company believes that its existing cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to fund the Company's operations for the next 12 months.

Risk Factors

     HISTORY OF OPERATING LOSSES; NO ASSURANCE OF PROFITABILITY.   The Company
has incurred significant net losses since inception. At June 30, 1998, the Company had an accumulated deficit of approximately $17.0 million. The Company has had operating profits only in the quarters ended March 31, 1995, 1996 and 1997, June 30, 1996, September 30, 1996 and 1997, and December 31,1996 and 1997.
There can be no assurance that the Company will have operating profits in future quarters or on an annual basis.

     VARIABILITY OF QUARTERLY OPERATING RESULTS.   The Company's revenues and
operating results have varied in the past, and may continue to vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles of the Company's software products, the variable size and timing of individual license transactions, the timing of revenue recognized under the percentage-of-completion method, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's software products, delay or deferral of customer implementation of the Company's software products, software defects or other quality problems with the Company's software products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of the Company's customers, the impact of the current consolidations in the banking industry which may slow sale cycles, the introduction of indirect sales into the Company's revenue mix which could result in lower gross margins, changes in operating expenses, changes in Company strategy, personnel changes and general economic factors. In addition, the Company is in the process of transitioning from providing software development services to developing and selling software products, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because the Company's orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, an existing large application development contract may have a significant impact on quarterly operating results. In addition, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's software products may be deferred or canceled. Further, as the Year 2000 approaches, many current and potential customers are focusing their resources on the Year 2000 capability issues, which may further cause deferrals or cancellations on their decision to purchase the Company's software products.

   Due primarily to hardware requirements and customer site preparation, there is typically a three to four month period between when a CheckVision customer order is placed and the commencement of the Company's installation services. The Company has experienced a six-month to one-year installation period for RemitVision. Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. In the past, the Company has experienced product installation delays, which resulted in strained customer relations, and, in one instance, a contract termination. Similar situations in the future could continue to have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products. The Company's expense levels are based in part on its expectations of future revenues. If revenue continues to be below expectations, net income may be disproportionately affected because a significant portion of the Company's expenses does not vary with revenues. The Company's future operating results could continue to be adversely affected if revenues do not meet the Company's expectations. The Company may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, the Company's operating margins may continue to be materially adversely affected in the future if new competitors, technological advances by existing competitors, other competitive factors, or the Company's failure to obtain software development contracts continue to require the Company to invest significantly greater resources in software product development efforts.

     Because of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Further, it is possible that in future periods the Company's operating results may be below the expectations of public market analysts and investors. In such an event, the price of the Company's Common Stock would likely be materially adversely affected. See "--Risks Associated with Transition to Software Product Business," "--Dependence on Growth of Market for Client/Server Applications Software in the Financial Services Industry," and "-- Lengthy Sales Cycle".

     RISKS ASSOCIATED WITH TRANSITION TO SOFTWARE PRODUCT BUSINESS.   Shortly
after the Company was formed in 1992, the Company shifted its strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues had been derived from the provision of services pursuant to large software development contracts, certain of which provided the basis for the Company's software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for 1997 and 1996 was 50.5% and 48.0%, respectively, and 49.2% and 54.1% for the six months ended June 30, 1998 and 1997, respectively. To achieve revenue growth and improve operating margins, the Company must increase market acceptance and sales of the Company's software products. As the Company has become increasingly reliant upon software product sales, it could continue to experience a decline in total revenues if service revenue continues to decline more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure. Any significant failure by the Company to manage the transition successfully would continue to have a material adverse effect on the Company's business, operating results and financial condition and would continue to create significant fluctuation in quarterly operating results.

     DEPENDENCE ON DEVELOPMENT SERVICES.   Through 1997 the majority of the
Company's total revenues had been derived from large application development contracts. The majority of these contracts are now complete, and the Company has been unable to attract new customers to enter into such contracts while focusing on sales of its software products. Furthermore, the Company has historically used the research derived from its software development contracts as the basis for its software products, and anticipates that any future software products will arise from new software development contracts. To the extent that the Company is unable to attract new customers to enter into such contracts, the Company's ability to develop new software products will be materially adversely affected. In addition, to the extent the Company is required to develop future software products without software development contracts, the Company's expenditures for software product development will continue to increase, which may continue to materially adversely affect operating margins. There can be no assurance that the Company will be able to attract new customers to enter into software development contracts or that it will be able to develop new software products based on the research undertaken in connection with new software development contracts, and any such failure would have a material adverse effect on the Company's business, operating results and financial condition. To the extent that the Company does develop new software products based upon technology developed in connection with software development contracts, the Company may have to expend substantial additional financial resources on software product development, and there can be no assurance that such software products will achieve market acceptance. In addition, upon commercialization of any such software products, the Company has agreed under certain circumstances in the past, and may in the future agree to pay royalties to repay development expenses to the customer for whom the development services were undertaken, and any such payments could have a material adverse effect on the Company's business, operating results and financial condition.

     RELIANCE ON BANKING INDUSTRY; Need to Penetrate Additional Segments of the Financial Services Industry. Currently, a substantial majority of the Company's total revenue results from services and licenses provided to banks. The Company's future operating results will depend in part on its ability to penetrate additional segments of the financial services industry such as the brokerage, insurance and credit card segments. While the Company may devote substantial resources to penetrate these and other markets, there can be no assurance that the revenues generated from this effort, if any, will exceed the cost of such efforts. To be successful in expanding its product offerings to market segments other than the banking industry, the Company will be required to create new software products and to modify its existing software products. There can be no assurance that it will be able to create or modify such software products effectively or that such software products, if successfully created or modified, will achieve market acceptance. To the extent that the Company is unable to penetrate new markets, its future financial condition will be dependent upon its ability to further penetrate the banking industry. The current focus of the banking industry on mergers and on Year 2000 issues may continue to impede the Company's ability to further penetrate this industry. If the Company is unable to adapt its software products, or its sales and marketing efforts to meet the needs of new markets, or if the Company is unsuccessful in its efforts to further penetrate the banking industry, the Company's business, operating results and financial condition could be materially adversely affected

     LENGTHY SALES CYCLE.    The Company's sales cycle is typically six to
twelve months and varies substantially from customer to customer. The Company believes the purchase of its software products is discretionary and represents a strategic decision requiring a significant capital investment by its customers. As a result, purchase of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers and requires multiple approvals. In addition, sale cycles could continue to be impacted by current consolidations in the banking industry. Accordingly, the Company's sales are subject to a long approval process. The Company's business, operating results and financial condition have been in the past, and could be in the future, materially adversely affected if customers delay, reduce or cancel orders. Such delays, reductions or cancellations may contribute to significant fluctuations of quarterly operating results in the future and may adversely affect such results.

     CUSTOMER CONCENTRATION.   To date the Company has been highly dependent on
a concentrated customer base. In 1997, 1996 and 1995, the Company's two largest customers provided 24%, 34% and 45% of the Company's total revenue, respectively. For the six months ended June 30, 1998, two customers provided 13% and 10%, respectively, of the Company's total revenues. For the six months ended June 30, 1997, two customers provided 12% and 10%, respectively, of the Company's total revenues. The Company's reliance on a concentrated base of customers has been due primarily to the Company's dependence on large software development contracts. The Company intends to continue to seek customer support for strategic development projects that may yield additional software products and expects that it may continue to experience a dependence on a few significant customers for the foreseeable future. If the Company is unable to establish relationships with additional significant customers and if the Company continues to experience difficulties in increasing revenues derived from the sale of software products as a percentage of total revenues, the Company's business, operating results and financial condition could continue to be materially adversely affected.

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

   The Company has a number of ongoing software development projects. The Company expects to release enhancements to its CheckVision and RemitVision products. The Company's objective is to increase the portion of the Company's total revenues derived from these software products. There can be no assurance the Company will release these enhancements in a timely manner or at all, or that the features these enhanced software products include will be features required to achieve market acceptance. The Company's product development programs have been delayed in the past and the Company has experienced delays in the development of RemitVision. The Company had lower than anticipated profits due to delays in RemitVision contracts. The inability of the Company to complete and successfully install upgraded versions of RemitVision would materially adversely affect the Company's business, operating results and financial condition. The failure of the Company's software products to achieve broader market acceptance and increased sales could have a material adverse effect on the Company's business, operating results and financial condition. See "-- Year 2000 Compliance".

     YEAR 2000 COMPLIANCE.   The Year 2000 issue is the result of computer
programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has completed an assessment and expects to purchase enhanced software for its internal computer systems, which is expected to be Year 2000 compliant. The new software is expected to be implemented by July 31, 1999. The Company is contacting its critical suppliers of products and services to determine that such suppliers' operations and the products and services they provide to the Company are Year 2000 capable. There can be no assurance that the failure of one of the Company's suppliers to ensure appropriate Year 2000 capability would not have an adverse effect on the Company. The Company has also assessed the capability of its products sold to customers and believes that the likelihood of a material adverse impact due to contingencies related to the Year 2000 issue for the product it has sold is remote. There can be no assurance, however, that the Company's software products contain all necessary software for Year 2000 compatibility. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources, even if ultimately decided in favor of the Company. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase new software products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results from operations.

     ADDITIONAL RISKS.   For a discussion of additional risks and uncertainties
that could affect the Company's business, operating results or financial condition please see the Company's Annual Report on Form 10-K, "Item 1, Business Risk Factors."

                               IA CORPORATION I
                          PART II. OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On June 17, 1998, at the annual stockholder's meeting, a quorum of the stockholders of the Company approved the following proposals: (1) the re-election of the Board of Directors; (2) adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of an initial amount of 250,000 shares of Common Stock for issuance thereunder; and any permitted annual increases in the amount of shares reserved for issuance thereunder; (3) amendments to the Company's 1996 Stock Purchase Plan to (i) increase the number of Common Stock reserved for issuance thereunder by 250,000 shares, (ii) to increase the number of shares of Common Stock for future issuance by 1,150,000 shares, (iii) incorporate certain provisions relating to the deductibility of executive compensation for non-statutory stock options and an increase in the maximum amount of shares subject to options that can be granted to an individual in a fiscal year; (4) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

PROPOSAL 1.   ELECTION OF DIRECTORS.

                                                           For              Withheld
                                                           ---              --------
             DIRECTOR:
             Chakravarthi V. Ravi...................     7,576,035           34,891
             Henry Kressel..........................     7,577,317           33,609
             John Oltman............................     7,577,233           33,693
             Randy Katz.............................     7,576,233           34,693
             Stewart Gross..........................     7,576,233           34,693

PROPOSAL 2.   ADOPTION OF THE 1998 EMPLOYEE STOCK PURCHASE PLAN AND THE
              RESERVATION OF SHARES OF COMMON STOCK FOR ISSUANCE THEREUNDER.

           FOR           AGAINST         ABSTAIN
           ---           -------         -------
           5,542,423      86,430          17,500


PROPOSAL 3.   AMENDMENTS TO THE COMPANY'S 1996 STOCK PLAN.

           FOR           AGAINST         ABSTAIN
           ---           -------         -------
           5,340,587     286,836          18,930


PROPOSAL 4.   RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS.

           For           Against         Abstain
           ---           -------         -------
           7,579,389      11,100          18,287


The foregoing matters are described in detail in the Company's definitive proxy statement dated May 14, 1998.

                          ITEM 5. OTHER INFORMATION

Proposals of shareholders of the Company that are intended to be presented by such shareholders at the Company's 1999 Annual Meeting of Shareholders, which are not eligible for inclusion in the proxy statement and form of proxy relating to that meeting, must be received by the Company no later than March 31, 1999. If such shareholders fail to comply with the foregoing notice provisions, then the proxy holders will be allowed to use their voting discretionary authority when the proposal is raised at the 1999 Annual Meeting.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



        a. EXHIBITS
           --------
           The following exhibits are furnished along with this Form 10-Q Quarterly Report for the three and six months ended June 30, 1998:

            27     Financial Data Schedule (electronic filing only)

        b. REPORTS ON FORM 8-K
           -------------------
           The Company did not file any reports on Form 8-K during the three and six months ended June 30, 1998.

                                IA CORPORATION I

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          IA CORPORATION I

Date: August 14, 1998                     /s/ David M. Winkler
                                          ------------------------------
                                          David M. Winkler
                                          Vice President and Chief Financial
                                           Officer
                                          (Principal Financial and
                                           Accounting Officer)

                              IA CORPORATION I
                               EXHIBIT INDEX

EXHIBIT NO.

27              FINANCIAL DATA SCHEDULE