Form 10-Q
period 1998-09-30
IA CORP
filed 1998-11-13
CIK 1013033

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

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM       TO       .

                         COMMISSION FILE NO. 00021539

                               IA CORPORATION I
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                 94-3161772
  (STATE OR OTHER JURISDICTION                     (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

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

  THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WAS 11,691,967 AS OF OCTOBER 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                IA CORPORATION I
                              REPORT ON FORM 10-Q

                               ----------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
           Condensed Balance Sheet at September 30, 1998 and December 31,
            1997.........................................................     3
           Condensed Statements of Operations for the three months and
            nine months ended September 30, 1998 and 1997................     4
           Condensed Statements of Cash Flows for the nine months ended
            September 30, 1998 and 1997..................................     5
           Notes to Condensed Financial Statements.......................     6
   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     8

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K..............................    17
   Signatures.............................................................   18
   Exhibit Index..........................................................   19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                IA CORPORATION I

                            CONDENSED BALANCE SHEET
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $  2,547      $  7,058
  Short-term investments............................      3,974         2,000
  Receivables, including unbilled receivables of
   $224 at September 30, 1998 and $4,593 at December
   31, 1997, less allowance for doubtful accounts of
   $1,419 at September 30, 1998 and $46 at December
   31, 1997.........................................      2,964         8,867
  Other current assets .............................        825           748
                                                       --------      --------
    Total current assets............................     10,310        18,673
  Property and equipment, net.......................        796           615
                                                       --------      --------
                                                       $ 11,106      $ 19,288
                                                       ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $    270      $    343
  Accrued compensation and related liabilities......      1,634         1,400
  Deferred revenues.................................      1,827         1,402
  Other accrued liabilities.........................        897           520
                                                       --------      --------
    Total current liabilities.......................      4,628         3,665
Stockholders' equity:
  Common shares, $0.01 par value:
    Authorized shares--35,000,000
    Issued and outstanding shares--9,263,810 at
     September 30, 1998 and 8,866,460 at December
     31, 1997.......................................         93            89
  Class B Common shares, $0.01 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares--2,417,112........         25            25
  Additional paid-in capital........................     28,259        27,563
  Accumulated deficit...............................    (21,568)      (11,923)
  Deferred compensation.............................       (331)         (131)
                                                       --------      --------
    Total stockholders' equity......................      6,478        15,623
                                                       --------      --------
                                                       $ 11,106      $ 19,288
                                                       ========      ========

                             See accompanying notes

                                IA CORPORATION I

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS     NINE MONTHS
                                                   ENDED            ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                               --------------- ----------------
                                                1998     1997   1998     1997
                                               -------  ------ -------  -------
Revenues:
  License..................................... $   532  $1,418 $ 2,561  $ 4,654
  Service.....................................     273   3,507   4,233    9,161
  Maintenance.................................   1,069     804   3,132    2,360
                                               -------  ------ -------  -------
    Total revenues............................   1,874   5,729   9,926   16,175
Cost of revenues:
  License.....................................      38     117     164      266
  Service.....................................   1,296   2,323   5,669    6,169
  Maintenance.................................   1,012     292   2,261      989
                                               -------  ------ -------  -------
    Total cost of revenues....................   2,346   2,732   8,094    7,424
Operating expenses:
  Sales and marketing.........................   1,355   1,145   3,771    3,537
  General and administrative..................   1,311     712   3,504    2,078
  Product development.........................   1,556     998   4,530    3,461
                                               -------  ------ -------  -------
    Total operating expenses..................   4,222   2,855  11,805    9,076
                                               -------  ------ -------  -------
Operating income (loss).......................  (4,694)    142  (9,973)    (325)
Other income:
  Interest income.............................     109     127     330      393
                                               -------  ------ -------  -------
Income (loss) before income taxes.............  (4,585)    269  (9,643)      68
Provision for income taxes....................      --       3      --        3
                                               -------  ------ -------  -------
Net income (loss)............................. $(4,585) $  266 $(9,643) $    65
                                               =======  ====== =======  =======
Basic net income (loss) per share............. $ (0.39) $ 0.02 $ (0.83) $  0.01
                                               =======  ====== =======  =======
Diluted net income (loss) per share........... $ (0.39) $ 0.02 $ (0.83) $  0.01
                                               =======  ====== =======  =======

Weighted common shares outstanding............  11,646  11,214  11,552   11,128
Diluted common shares outstanding.............  11,646  11,497  11,552   11,441

                             See accompanying notes

                                IA CORPORATION I

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
OPERATING ACTIVITIES
Net income (loss)............................................ $ (9,643) $    65
Adjustments:
  Depreciation...............................................      244      241
  Amortization of deferred compensation......................      155       31
  Changes in operating assets and liabilities:
    Receivables..............................................    5,903   (1,660)
    Other current assets.....................................      (77)    (255)
    Accounts payable.........................................      (73)    (397)
    Accrued compensation and related liabilities.............      234       17
    Deferred revenues........................................      425     (137)
    Other accrued liabilities................................      377       38
                                                              --------  -------
Net cash used in operating activities........................   (2,455)  (2,057)

INVESTING ACTIVITIES
Purchases of property and equipment..........................     (427)    (418)
Purchases of short-term investments..........................  (10,827)      --
Maturities of short-term investments.........................    8,853       --
                                                              --------  -------
Net cash used in investing activities........................   (2,401)    (418)

FINANCING ACTIVITIES
Net proceeds from exercise of stock options..................       31       18
Net proceeds from employee stock purchase plan...............      314      421
Borrowings under bank line of credit.........................       --      300
Repayment of borrowings under bank line of credit............       --     (300)
                                                              --------  -------
Net cash provided by financing activities....................      345      439

Net decrease in cash and cash equivalents....................   (4,511)  (2,036)
Cash and cash equivalents at beginning of period.............    7,058   10,806
                                                              --------  -------
Cash and cash equivalents at end of period................... $  2,547  $ 8,770
                                                              ========  =======
Supplemental disclosure of cash flow information:
  Deferred compensation related to stock options............. $    355  $    --
                                                              ========  =======

                             See accompanying notes

                               IA CORPORATION I

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  The unaudited condensed financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Annual Report on Form 10-K for the year ended December 31, 1997. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

2. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

  The Company's net income (loss) per share has been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding during the period. Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted net income (loss) per share.

                          THREE MONTHS   THREE MONTHS NINE MONTHS   NINE MONTHS
                             ENDED          ENDED        ENDED         ENDED
                            9/30/98        9/30/97      9/30/98       9/30/97
                          ------------   ------------ -----------   -----------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic and diluted net
 income (loss) available
 to common
 shareholders...........    $(4,585)       $   266      $(9,643)      $    65
Shares used in computing
 basic net income (loss)
 per share..............     11,646         11,214       11,552        11,128
Effect of dilutive
 securities--stock
 Options................         -- (a)        283           -- (a)       313
                            -------        -------      -------       -------
Shares used in computing
 diluted net Income
 (loss) per share.......     11,646         11,497       11,552        11,441
                            =======        =======      =======       =======
Basic net income (loss)
 per share..............    $ (0.39)       $  0.02      $ (0.83)      $  0.01
                            =======        =======      =======       =======
Diluted net income
 (loss) per share.......    $ (0.39)       $  0.02      $ (0.83)      $  0.01
                            =======        =======      =======       =======

--------
(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

3. REVENUE RECOGNITION

  On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) which superseded Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). The implementation of SOP 97-2 did not have a material adverse affect on the Company's business or on the Company's reported revenues and earnings for the three months and nine months ended September 30, 1998. In accordance with SOP 97-2, revenue from product licensing is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management.

                               IA CORPORATION I

                                  (UNAUDITED)


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

4. COMPREHENSIVE INCOME

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 establishes new rules for the reporting of comprehensive income and its components, however, it had no impact on the Company's net income (loss) or stockholders' equity. There is no difference between comprehensive income
(loss) and net income (loss) for the three months and nine months ended September 30, 1998 and 1997.

5. STOCK OPTION REPRICING

  In August 1998, the Board of Directors approved a stock option repricing program pursuant to which employees of the Company could elect to exchange or amend their then outstanding employee stock options for new employee stock options having an exercise price of $1.75 per share (equal to the fair market value at August 17, 1998), with exercisability generally prohibited until September 29,1998, except in the event of death or disability. A total of 1,166,378 options with exercise prices ranging from $6.00 to $1.81 per share were exchanged or amended under the program.

  This report contains forward-looking statements that involve risks and uncertainties, including statements regarding the sufficiency of the Company's cash position, the development of software products, future strategic development projects, future releases or enhanced products, potential markets, future purchase and implementation of the enhanced software for the Company's internal computer systems, likelihood of a material adverse impact due to Year 2000 contingencies, Year 2000 compliance of the Company's software products, expected purchase and implementation of enhanced software, the Company's strategy, financial performance, expense, revenue and cash flow sources. The Company's actual results could differ materially from those discussed herein. For a more complete discussion of the factors that might cause such a difference, see the risk factors discussed herein and in the Company's Annual Report as filed on Form 10-K.

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

  Total revenues for the three months ended September 30, 1998 decreased 67.3% to $1.9 million from $5.7 million for the three months ended September 30, 1997. Total revenues for the nine months ended September 30, 1998 decreased 38.6% to $9.9 million, compared to total revenues of $16.2 million for the same period in 1997. The decrease in revenues is in part attributable to numerous mergers in the banking industry causing elimination of expected new contracts, customer delays in installing the Company's software products, thus slowing the revenue recognition process, and deferral of purchase decisions arising from the impact of companies continuing to reallocate technology resources toward Year 2000 compliance solutions. The Company believes that mergers and Year 2000 issues have put severe constraints on resources available within the banking industry to successfully implement the Company's offerings. The Company believes its technology and expertise apply to a broader sector of financial services markets, such as brokerage, mutual funds, insurance and credit card sectors. Although the Company has successfully completed installations at both Fidelity Investments and Merrill Lynch, there can be no assurance that the Company will be successful in these markets, nor can there be any assurance as to the timing of this success.

  The Company had an accumulated deficit of approximately $21.6 million at September 30, 1998, as compared to an accumulated deficit of approximately $12.4 million at September 30, 1997. The Company reported a net loss of approximately $9.6 million and net income of $65,000 for the nine months ended September 30, 1998 and 1997, respectively. There can be no assurance that the Company will have operating profits in any future period and profitable operating results recorded in the 1996 and 1997 calendar years should not be considered indicative of future financial performance.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

  License. License revenue is primarily derived from licenses of the Company's CheckVision software products. License revenue decreased 62.5% to $532,000 from $1.4 million for the three months ended

September 30, 1998 and 1997, respectively. The decrease in license revenues resulted from cancellation of purchase decisions arising from the impact of the banking industry mergers and preoccupation with Year 2000 issues. The Company also expected to realize substantial revenues from its 1997 strategic alliance with NCR. These revenues have been much slower to materialize than expected. As a percentage of total revenues, license revenues increased slightly to 28.4% for the three months ended September 30, 1998 from 24.8% for the three months ended September 30, 1997.

  Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision software products. Service revenue decreased 92.2% to $273,000 from $3.5 million for the three months ended September 30, 1998 and 1997, respectively. The service revenue decrease is primarily the result of customer delays deferring revenue recognition coupled with deferral of expected new contracts. As a percentage of total revenues, service revenues decreased to 14.6% for the three months ended September 30, 1998 as compared to 61.2% for the three months ended September 30, 1997. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services.

  Maintenance. Maintenance revenue is generated primarily by software support contracts to customers who have entered into license agreements for the use of the Company's software products. Such contracts include telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 33.0% to $1.1 million from $804,000 for the three months ended September 30, 1998 and 1997, respectively. The increase in maintenance revenue is principally due to the growing base of installed CheckVision products resulting in a corresponding increase in demand for maintenance service. Accordingly, the Company believes that fluctuations in the demand for products could result in fluctuations of maintenance revenue. As a percentage of total revenues, maintenance revenue increased to 57.0% for the three months ended September 30, 1998 as compared to 14.0% for same period in 1997.

COST OF REVENUES

  License. Cost of license revenue decreased 67.5% to $38,000 from $117,000 for the three months ended September 30, 1998 and 1997, respectively, representing 7.1% and 8.3% of license revenues for the three months ended September 30, 1998 and 1997, respectively. The cost of license revenue decrease is due to a negotiated decrease in royalties payable to third parties.

  Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing installation, training and development services. Cost of service revenue decreased 44.2% to $1.3 million from $2.3 million for the three months ended September 30, 1998 and 1997, respectively, representing 474.7% and 66.2% of service revenues for the three months ended September 30, 1998 and 1997, respectively. The decrease in cost of service revenue is attributable to the decrease in service revenue and to customer delays in installing the Company's software products.

  Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 246.6% to $1.0 million from $292,000 for the three months ended September 30, 1998 and 1997, respectively, representing 94.7% and 36.3% of maintenance revenues for the three months ended September 30, 1998 and 1997, respectively. The cost of maintenance revenue increase is due to maintenance revenue growth coupled with recently completed software development contracts requiring much higher level of maintenance labor.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses increased 18.3% to $1.4 million for the three months ended September 30, 1998 as compared to $1.1 million for the three months ended September 30, 1997. Sales and marketing expense increase is due to the expansion of the marketing staff of both direct hires and consultants. Sales and marketing expenses represent 72.3% and 20.0% of total revenues for the three months ended September 30, 1998 and 1997, respectively. The Company, however, is implementing cost control measures in an effort to manage expense growth.

  General and administrative. General and administrative expenses increased 84.1% to $1.3 million from $712,000 for the three months ended September 30, 1998 and 1997, respectively. The increase is attributable to an increase in executive salary and executive recruiting cost totaling $230,000 coupled with an increase in allowance for doubtful accounts for certain contracts associated with high collectibility risks. Also contributing to the increase in general and administrative expenses is stock-based compensation expense required by EITF 96-18 for stock options granted to non-employees. General and administrative expenses represent 70.0% and 12.4% of total revenues for the three months ended September 30, 1998 and 1997, respectively. The Company, however, is implementing cost control measures in an effort to manage expense growth.

  Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expenses increased 55.9% to $1.6 million from $998,000 for the three months ended September 30, 1998 and 1997, respectively. The increase is directly attributable to personnel costs and associated infrastructure costs required to support software development initiatives to enhance and expand the Company's core software product offerings. Product development expenses represent 83.0% and 17.4% of total revenues for the three months ended September 30, 1998 and 1997, respectively. The Company, however, is implementing cost control measures in an effort to manage expense growth.

  Interest income. Interest income represents interest earned by the Company on its cash, cash equivalents and short-term investments. Interest income decreased slightly to $109,000 from $127,000 for the three months ended September 30, 1998 and 1997, respectively, due to lower average invested cash balances in the three months ended September 30, 1998.

  Provision for income taxes. The Company did not record a provision for income taxes for the three months ended September 30, 1998. A nominal tax provision was recorded for the three months ended September 30, 1997.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

  License. License revenue is primarily derived from licenses of the Company's CheckVision software products. License revenue decreased 45.0% to $2.6 million from $4.7 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in license revenues resulted from cancellation of purchase decisions arising from the impact of the banking industry mergers and preoccupation with Year 2000 issues. The Company also expected to realize substantial revenues from its 1997 strategic alliance with NCR. These revenues have been much slower to materialize than expected. As a percentage of total revenues, license revenues decreased to 25.8% for the nine months ended September 30, 1998 as compared to 28.8% for the same period in 1997.

  Service. Service revenue is comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for the Company's CheckVision and RemitVision products. Service revenue decreased 53.8% to $4.2 million from $9.2 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in service revenues primarily is the result of customer delays deferring revenue recognition coupled with deferral of expected new contracts. As a percentage of total revenues, service revenues decreased to 42.7% for the nine months ended September 30, 1998 as compared to 56.6% for the nine months ended September 30, 1997. Service revenue as a percentage of total revenues will vary between periods due to changes in demand for the Company's services.

  Maintenance. Maintenance revenue is generated primarily by software support contracts to customers who have entered into license agreements for the use of the Company's software products. Such contracts include telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 32.7% to $3.1 million from $2.4 million for the nine months ended September 30, 1998 and 1997, respectively. As a percentage of total revenues, maintenance revenue increased to 31.6% for the nine months ended September 30, 1998 as compared to 14.6% for the nine months ended September 30, 1997. The increase in maintenance revenue is primarily due to the growing base of installed CheckVision and RemitVision products resulting in corresponding increase in demand for maintenance service. Accordingly, the Company believes that fluctuations in the demand for its products could result in fluctuations of maintenance revenue.

COST OF REVENUES

  License. Cost of license revenue decreased 38.4% to $164,000 from $266,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 6.4% and 5.7% of license revenues for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cost of license revenue is due to a negotiated decrease in royalties payable to third parties.

  Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing installation, training and development services. Cost of service revenue decreased 8.1% to $5.7 million from $6.2 million for the nine months ended September 30, 1998 and 1997, respectively, representing 133.9% and 67.3% of service revenues for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cost of service revenue is attributable to customer delays in installing the Company's products. The cost of service revenue has not decreased proportionately with the decrease in service revenue due to increased costs incurred to deliver on several of the Company's current contracts.

  Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third-parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 128.6% to $2.3 million from $989,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 72.2% and 41.9% of maintenance revenues for the nine months ended September 30, 1998 and 1997, respectively. The cost of maintenance revenue increase is the result of increased demand for maintenance services for a growing base of installed CheckVision and RemitVision products, and from a much higher maintenance labor required to support recently completed development contracts.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment, promotional expenses, and advertising. Sales and marketing expenses increased 6.6% to $3.8 million from $3.5 million for the nine months ended September 30, 1998 and 1997, respectively, representing 38.0% and 21.9% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase was attributable to the expansion of the marketing staff of both direct hires and consultants. The Company, however, is implementing cost control measures in an effort to manage expense growth.

  General and administrative. General and administrative expenses increased 68.6% to $3.5 million from $2.1 million for the nine months ended September 30, 1998 and 1997, respectively. The increase is primarily attributed to an increase in executive compensation and executive recruiting expenses of $230,000 coupled with an increase allowance for doubtful accounts for certain contracts associated with high collectibility risks. Additionally, stock-based compensation expense was recorded as required by EITF 98-16 for the issuance of stock options to non-employees. General and administrative expenses represent 35.3% and 12.9% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company, however, is implementing cost control measures in an effort to manage expense growth.

  Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expenses increased 30.9% to $4.5 million from $3.5 million for the nine months ended September 30, 1998 and 1997, respectively. The increase is directly attributable to personnel costs and associated infrastructure costs required to support software development initiatives to enhance and expand the Company's core software product offerings. In particular, the Company's development expenditure increases during 1998 have been driven by expenditures associated with the unveiling of RemitVision Release 2.0 in July 1998, and by expenditures required to enhance and expand its CheckVision product line. Product development expenses represent 45.6% and 21.4% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company, however, is implementing cost control measures in an effort to manage expense growth.

  Interest income. Interest income represents interest earned by the Company on its cash, cash equivalents and short-term investments. Interest income decreased slightly to $330,000 from $393,000 for the nine months ended September 30, 1998 and 1997, respectively, due to lower average invested cash balances in the nine months ended September 30, 1998.

  Provision for income taxes. The Company did not record a provision for income taxes for the nine months ended September 30, 1998. A nominal tax provision was recorded for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used cash of $2.5 million for operating activities for the nine months ended September 30, 1998, an increase of $400,000 from cash used from operating activities for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, cash used by operations was principally the result of the net loss offset by cash receipts on outstanding accounts receivables coupled with cash receipts of customer deposits for new and renewals of annual maintenance agreements.

  During the nine months ended September 30, 1998, the Company's net use of cash for investing activities included purchases and maturities of short-term investments coupled with purchases of capital equipment totaling $427,000. Capital expenditures consisted of purchases of computer equipment to support the Company's product development programs. The Company currently has no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for its facilities.

  Financing activities for the nine months ended September 30, 1998 and 1997 is related to the proceeds from the exercise of common stock options by employees and stock issuance under the employee stock purchase plan program.

  At September 30, 1998, the Company had $5.7 million in working capital, including $2.5 million in cash and cash equivalents and $4.0 million in short-term investments consisting primarily of high quality commercial paper. The Company's bank line of credit agreement expired in July 1998. The Company has decided not to renew the line of credit agreement.

  The Company believes that its existing cash, cash equivalents and short-term investments, together with expected cash flow from operations, will be sufficient to fund the Company's operations for the next 12 months. In the event that such existing and expected resources are insufficient to fund the Company's operations for the next 12 months, the Company will need to obtain additional financing. There can be no assurance that such additional financing will be available on acceptable terms, if at all.

YEAR 2000

  The Year 2000 Problem generally involves whether a computer system, software product, or business system, when working alone or in conjunction with other software or hardware systems, accepts input of, stores, manipulates and outputs dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem").

  The Company has completed its assessment of the Year 2000 Problem with respect to its internal technology systems, which include, telecommunications and internal computer systems. The Company has identified necessary modifications to its internal technology system to make them Year 2000 compliant. Modifications to the telecommunications and the internal computer systems are anticipated to be implemented by July 31, 1999 and estimated to cost approximately $50,000. The Company has expended and will continue to expend appropriate resources to address this issue on a timely basis. However, there can be no assurance that the Year 2000 Problem will not have an adverse impact on the Company's earnings.

RISK FACTORS

  History of Operating Losses; No Assurance of Profitability. The Company has incurred significant net losses since inception. At September 30, 1998, the Company had an accumulated deficit of approximately $21.6 million. The Company has had operating profits only in the quarters ended March 31, 1995, 1996 and 1997, June 30, 1996, September 30, 1996 and 1997, and December 31,1996 and
1997. There can be no assurance that the Company will have operating profits in future quarters or on an annual basis. The Company expects a net loss for the quarter ended December 31, 1998.

  Variability of Quarterly Operating Results. The Company's revenues and operating results have varied in the past, and may continue to vary significantly in the future. The Company's revenues and operating results are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles of the Company's software products, the variable size and timing of individual license transactions, the timing of revenue recognized under the percentage-of-completion method, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's software products, delay or deferral of customer implementation of the Company's software products, software defects or other quality problems with the Company's software products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of the Company's customers, the impact of the current consolidations in the banking industry which may continue to slow sale cycles, the introduction of indirect sales into the Company's revenue mix which could result in lower gross margins, changes in operating expenses, changes in Company strategy, personnel changes and general economic factors. In addition, the Company is still in the process of transitioning from providing software development services to developing and selling software products, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because the Company's orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, an existing large application development contract has, and may continue to have a significant impact on quarterly operating results. In addition, the Company had expected substantial revenue contributions from its 1997 alliance with NCR. This alliance has to-date provided significantly less revenue than originally expected, and there can be no assurance this alliance will be successful in the future. Although the Company is pursuing additional alliance opportunities, there can be no assurance any of these will be successful either. In addition, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's software products may be deferred or canceled. Further, as the Year 2000 approaches, many current and potential customers are focusing their resources on the Year 2000 capability issues, which may further cause deferrals or cancellations on their decision to purchase the Company's software products.

  Due primarily to hardware requirements and customer site preparation, there is typically a three to four month period between when a CheckVision customer order is placed and the commencement of the Company's installation services. The Company has experienced a nine-month to one-year installation period for RemitVision. Installation of the Company's software products requires the cooperation of the Company's customers. To the extent the installation of the Company's software products is delayed, the Company's recognition of revenue may be delayed, which could have a material adverse effect on the Company's business, operating results and financial condition. In the past, the Company has experienced product installation delays, which resulted in strained customer relations, and, in one instance, a contract termination. Similar situations in the future could continue to have an adverse effect on the Company's operating results and could also adversely effect the Company's ability to market its products. The Company's expense levels are based in part on its expectations of future revenues. If revenue continues to be below expectations, net income may be disproportionately affected because a significant portion of the Company's expenses does not vary with revenues. The Company's future operating results could continue to be adversely affected if revenues do not meet the Company's expectations. The Company may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, the Company's operating margins may continue to be materially adversely affected in the future if new competitors, technological advances by existing competitors, other competitive factors, or the Company's failure to obtain software development contracts continue to require the Company to invest significant resources in software product development efforts.

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

  Risks Associated with Transition to Software Product Business. When the Company was formed in 1992, the Company shifted its strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During the transition from providing software development services to developing and selling software products, which is still under way, a majority of the Company's total revenues had been derived from the provision of services pursuant to large software development contracts, certain of which provided the basis for the Company's software products. The Company recognizes revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for 1997 and 1996 was 50.5% and 48.0%, respectively, and 42.7% and 56.6% for the nine months ended September 30, 1998 and 1997, respectively. To achieve revenue growth and improve operating margins, the Company must increase market acceptance and sales of the Company's software products. As the Company has become increasingly reliant upon software product sales, it could continue to experience a decline in total revenues if service revenue continues to decline more quickly than the Company can increase revenue from software product sales. The Company must develop and enhance its sales and marketing capabilities and software production and distribution infrastructure as it continues the transition from a service business to a software product business. There can be no assurance that the Company will be successful in creating the necessary capabilities and infrastructure. Any significant failure by the Company to manage the transition successfully would continue to have a material adverse effect on the Company's business, operating results and financial condition and would continue to create significant fluctuation in quarterly operating results.

  Dependence on Development Services. Through 1997 the majority of the Company's total revenues had been derived from large application development contracts. The majority of these contracts are now complete, and the Company has been unable to attract new customers to enter into such contracts while focusing on sales of its software products. Sales of the Company's software products have been lower than expected. Furthermore, the Company has historically used the research derived from its software development contracts as the basis for its software products and anticipates that future software products may arise from new software development contracts. To the extent that the Company is unable to attract new customers to enter into such contracts, the

Company's ability to develop new software products will be materially adversely affected. In addition, to the extent the Company is required to develop future software products without software development contracts, the Company's expenditures for software product development may continue to materially adversely affect operating margins. There can be no assurance that the Company will be able to attract new customers to enter into software development contracts or that it will be able to develop new software products based on the research undertaken in connection with new software development contracts or that it will be able to independently develop new software products, and any such failure would have a material adverse effect on the Company's business, operating results and financial condition. To the extent that the Company does develop new software products, the Company may have to expend substantial additional financial resources on software product development, and there can be no assurance that such software products will achieve market acceptance. In addition, upon commercialization of software products developed in connection with software development contracts, the Company has agreed under certain circumstances in the past, and may in the future agree to pay royalties to repay development expenses to the customer for whom the development services were undertaken, and any such payments could have a material adverse effect on the Company's business, operating results and financial condition.

  Reliance on Banking Industry; Need to Penetrate Additional Segments of the Financial Services Industry. Currently, a substantial majority of the Company's total revenue results from services and licenses provided to large banks. The Company's future operating results will depend in part on its ability to penetrate additional segments of the financial services industry such as the brokerage, mutual funds, insurance and credit card segments. While the Company may devote substantial resources to penetrate these and other markets, there can be no assurance that the revenues generated from this effort, if any, will exceed the cost of such efforts. To be successful in expanding its product offerings to market segments other than the banking industry, the Company will be required to create new software products and to modify its existing software products. There can be no assurance that it will be able to create or modify such software products effectively or that such software products, if successfully created or modified, will achieve market acceptance. To the extent that the Company is unable to penetrate new markets, its future financial condition will be dependent upon its ability to further penetrate the banking industry. The current focus of the banking industry on mergers and on Year 2000 issues may continue to impede the Company's ability to further penetrate this industry. If the Company is unable to adapt its software products, or its sales and marketing efforts to meet the needs of new markets, or if the Company is unsuccessful in its efforts to further penetrate the banking industry, the Company's business, operating results and financial condition could be materially adversely affected.

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

  Customer Concentration. To date the Company has been highly dependent on a concentrated customer base. In 1997, 1996 and 1995, the Company's two largest customers provided 24%, 34% and 45% of the Company's total revenue, respectively. For the three months ended September 30, 1998, the Company's largest three customers provided 54.5% of the Company's total revenues. For the nine months ended September 30, 1998, no sales to any one customer accounted for 10% or more of total revenues. For the nine months ended September 30, 1997, the Company's largest two customers provided 22.0% of the Company's total revenues. The Company's reliance on a concentrated base of customers has been due primarily to the Company's dependence on large software development contracts and on the Company's reliance on the top tier of the banking market. The Company intends to continue to seek customer support for strategic development projects that may yield additional software products and expects that it may continue to experience a dependence on a few significant customers for the foreseeable future. If the Company is unable to establish relationships with additional significant customers and if the Company continues to experience difficulties in increasing revenues derived from the sale of software products as a percentage of total revenues, the Company's business, operating results and financial condition could continue to be materially adversely affected.

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

  The Company has a number of ongoing software development projects. The Company expects to release enhancements to its CheckVision and RemitVision products. The Company's objective is to increase the portion of the Company's total revenues derived from these software products. There can be no assurance the Company will release these enhancements in a timely manner or at all, or that the features these enhanced software products include will be features required to achieve market acceptance. The Company's product development programs have been delayed in the past and the Company has experienced delays in the development of RemitVision. The Company had lower than anticipated profits due to delays in RemitVision contracts and due to its much lower sales of CheckVision products than originally anticipated. The failure of the Company's software products to achieve broader market acceptance and increased sales could continue to have a material adverse effect on the Company's business, operating results and financial condition. See "--Year 2000 Compliance".

  Year 2000 Compliance. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has completed an assessment and expects to purchase enhanced software for its internal computer systems, which is expected to be Year 2000 compliant. The new software is expected to be implemented by July 31, 1999. The Company has contacted its critical suppliers of products and services to determine that such suppliers' operations and the products and services they provide to the Company are Year 2000 capable. There can be no assurance that the failure of one of the Company's suppliers to ensure appropriate Year 2000 capability would not have an adverse effect on the Company. The Company has also assessed the capability of its products sold to customers and believes that the likelihood of a material adverse impact due to contingencies related to the Year 2000 issue for the product it has sold is remote. There can be no assurance, however, that the Company's software products contain all necessary software for Year 2000 compatibility. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources, even if ultimately decided in favor of the Company. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase new software products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results from operations.

  Additional Risks. For a discussion of additional risks and uncertainties that could affect the Company's business, operating results or financial condition please see the Company's Annual Report on Form 10-K, "Item 1, Business Risk Factors."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      The following exhibits are furnished along with this Form 10-Q Quarterly Report for the three and nine months ended September 30, 1998:

      10.1 Employment Agreement between the Registrant and Kevin Moran, dated
           July 22, 1998.

      10.2 Severance and Non-Compete Agreement between the Registrant and Dr.
           C.V. Ravi, dated July 27, 1998.

      27.1 Financial Data Schedule (electronic filing only).

  (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                               IA CORPORATION I

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          IA Corporation I

                                               /s/   David M. Winkler
                                          _____________________________________
                                                    David M. Winkler
                                           Vice President and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                        Officer)

Date: November 13, 1998

                                IA CORPORATION I

                                 EXHIBIT INDEX

   EXHIBIT
     NO.
   -------
    10.1   Employment Agreement between the Registrant and Kevin Moran, dated
           July 22, 1998.

    10.2   Severance and Non-Compete Agreement between the Registrant and Dr.
           C.V. Ravi, dated July 27, 1998.

    27.1   Financial Data Schedule (electronic filing only).