Form 10-K
period 1998-12-31
IA CORP
filed 1999-03-31
CIK 1013033

                    [PHOTO OF KEVIN D. MORAN APPEARS HERE]

March 31, 1999

To our valued stockholders:

  When I became Chief Executive Officer in August, the Company faced many challenges. The largest U.S. banks, our primary vertical market, were distracted by preparation for the coming millennium and continued merger/acquisition activity. The result was less buying activity as banks focused on consolidating their computer operations and fewer resources were available to install new systems. Despite this, IA successfully installed nine new systems. Today, we are proud to have 25 out of the 100 largest banks as our customers.

  IA's RemitVision product, the integrated wholesale and retail lockbox application framework built on the Company's transaction processing platform, continued to drain the Company's financial performance. In the end, the profit potential and long-term market opportunity were limited. In the fourth quarter of 1998, the Company decided to discontinue active investment in this product line and divert its resources to other opportunities in the market place.

  I remain optimistic about our future. We are expanding our capabilities to help our customers transform their paper-based organizations into digital information utilities in order to effectively compete in the new Internet economy. The first evidence of this transition occurred with the delivery of a high volume system for a large brokerage house, which displays on-line statements, trade confirmations and operational reports. This focus on electronic commerce will enable our customers to more easily capture business intelligence and improve customer relationships.

  I expect that the financial services industry will continue to invest heavily in technology. Given our superior technology, outstanding customer base and renewed sense of direction, I believe our Company is in the enviable position of aggressively pursuing this industry. Our solutions will enable our clients to offer new self-service products and improve customer service by providing fast on-line access to transaction documents over corporate Intranets and Extranets. I believe IA Corporation is well positioned to provide sophisticated software and services demanded by the leaders in this industry.

  I look forward to the continued support of all stockholders as we expand the reach of this organization to capitalize on electronic commerce and the move to the digital economy.

Sincerely,

Kevin D. Moran
President, Chief Executive Officer and Chairman of the Board

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

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission File Number 00021539
                               IA CORPORATION I
            (Exact name of registrant as specified in its charter)

               Delaware                              94-3161772
     (State or other jurisdiction                 (I.R.S. Employer
    incorporation or organization)             Identification Number)
     1900 Powell Street, Suite 600
        Emeryville, California                          94608
    (address of principal executive                  (zip code)
               offices)

      Registrant's telephone number, including area code: (510) 450-7000
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 1999 was approximately $4,267,912 based upon the last sales price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  At March 23, 1999, registrant had outstanding 11,858,678 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                IA CORPORATION I

                          1998 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                           Page
                                                                           ----
PART I....................................................................   3
  Item  1.Business........................................................   3
  Item  2.Properties......................................................  20
  Item  3.Legal Proceedings...............................................  20
  Item  4.Submission of Matters to a Vote of Security Holders.............  20
PART II...................................................................  21
  Item  5.Market for the Registrant's Common Stock and Related
          Stockholders Matters............................................  22
  Item  6.Selected Financial Data.........................................  23
  Item  7.Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 229
  Item  7a.Market Risk Disclosures........................................  29
  Item  8.Financial Statements and Supplementary Data.....................  29
  Item  9.Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  29
PART III..................................................................  30
  Item 10.Directors and Executive Officers of the Registrant..............  30
  Item 11.Executive Compensation..........................................  30
  Item 12.Security Ownership of Certain Beneficial Owners and Management..  30
  Item 13.Certain Relationships and Related Transactions..................  30
PART IV...................................................................  31
  Item 14.Exhibits and Financial Statement Schedules......................  31
SIGNATURES................................................................  47

                               IA CORPORATION I

                         NOTES TO FINANCIAL STATEMENTS

                                    PART I

  This "Business" section and other parts of this Annual Report on Form 10-K contain forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Business" section and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated such forward-looking statements.

Item 1.  Business

  IA Corporation I (the "Company") is a provider of large-scale application software solutions to financial services organizations that want to transform their paper-based operations into digital information utilities to compete effectively in the new Internet economy. Our integrated solutions manage the capture, storage, and distribution of high volumes of transaction documents such as statements, checks, bills, and new account applications. These solutions allow our customers to offer new self-service products and improve customer service by providing fast on-line access to transaction documents over corporate Intranets and Extranets.

  We currently sell four comprehensive application software frameworks:
CheckVision(R) , RemitVision(R) , a loan operations application framework, and StatementVision. Each framework is optimized to meet specific application requirements. For example, CheckVision provides high-volume check image capture, storage, and distribution functions necessary to meet the stringent processing deadlines of check operations. The application frameworks are built upon our enterprise transaction management platform that provides the scalable open systems foundation for our application software solutions.

  Our solutions are used by 25 of the top 100 banks in the U.S., leading brokerage and mutual fund firms, and several of the world's largest information technology outsourcing companies. In addition, we have a global strategic alliance with NCR Corporation for worldwide distribution of our CheckVision application framework.

  We deploy our application software solutions through professional services that include software development and customization, integration with legacy systems, installation, training and maintenance.

Industry Background

  In this era of deregulation and consolidations, financial services organizations continue to face significant challenges. These organizations need to integrate their post-merger operations efficiently while simultaneously improving customer service. To survive and grow, they must differentiate what are essentially commodity products from their competitors' offerings, and deliver their products to a customer base that is more demanding and technologically sophisticated.

  Customers require their financial services organizations to process and deliver accurate transaction information. Increasingly, they are demanding that this information be delivered through solutions that use current technologies. In recent years, these solutions have expanded to include Internet technologies and the delivery of digital transaction documents. For example, U.S. banks are starting to offer their corporate and retail customers access to statements and check images via the Internet. Brokerage, mutual fund and insurance companies are also offering on-line statements with links to associated transaction documents such as trade confirmations.

  Financial services organizations also need to retain transaction documents to meet regulatory or legal requirements. For example, brokerage firms need to keep replicas of customer statements and trade confirmations. Banks need to store replicas of checks. New approaches to digital storage are needed to meet these archival requirements and satisfy the demands of on-line customers and internal users. These challenges present opportunities for our integrated solutions.

The IA Solution

  We offer our customers end-to-end application solutions (see Figure 1.1), consisting of software application frameworks built on an installed base of technology and professional implementation services. Our enterprise transaction management platform represents our cumulative investment and expertise in capturing, storing, and distributing high volumes of customer documents. Our application frameworks, which embed our accumulated knowledge of the financial services industry, are the result of cumulative investments over time by our industry development partners and us. Our professional implementation services enable our customers to move rapidly toward achieving their strategic objectives by providing pre-sale consultation, development and customization, installation, integration, training and maintenance services.

  A key component of a successful strategy for today's service organizations is to leverage the value of their information over its lifetime, and to do so efficiently and effectively. This requires a variety of applications integrated with large repositories of information. Some of these applications leverage this information to provide new products and services while other applications enable customer service improvements and operational cost savings.

  To achieve the desired outcome, the applications must be able to readily access information elements that were created by different sources, at different times and locations, and to consolidate and integrate them seamlessly to serve diverse application needs. We believe that our integrated application frameworks do just that, and that our enterprise transaction management platform stores all information in digital form. Our technology represents a major advance over solutions that are narrowly specialized and satisfy the modern financial services organizations' information needs, whether for business growth, increased customer satisfaction or operational efficiency.



                                   [GRAPHIC]

Figure 1.1 -- IA's Complete Solutions

The IA Strategy

  Our objective is to be a leading provider of application software solutions. Currently our main focus is in the financial services industry. Our strategy includes expansion into new vertical markets in the services industry. Key elements of our strategy include:

  Maintain Technological Leadership. Our strategy is to maintain our technological leadership through continued investment in our advanced enterprise transaction management platform and application frameworks*. This architecture enables us to provide application frameworks that incorporate industry-specific domain knowledge which are highly scalable. The architecture also permits the addition of features and functionality to our existing application frameworks to meet our customers' rapidly evolving needs. We believe that our open architecture facilitates our ability to develop new application frameworks rapidly.

  Increase Penetration In Financial Services Industry. Our strategy is to expand our market share to all segments of the financial services industry*. We currently sell three application frameworks for advanced cash management services to banks: CheckVision, RemitVision and a loan operations application framework. To date, CheckVision has been installed or is being installed at 18 of the largest banks in the United States. RemitVision has been installed or is being installed at six of these banks and the loan operations application framework has been installed at one of these banks. Our newest application framework, StatementVision, has been installed at a global full service brokerage firm to manage over 1 billion customer statements, trade confirmations and operations reports. StatementVision is our entre into the enterprise report management market. We currently sell StatementVision to all segments of the financial services industry.

  We believe that the global financial services industry represents a substantial market opportunity for our application software solutions. Our strategy is to develop new application frameworks for this industry and enhance our existing application frameworks.

  Expand Marketing And Distribution Through Strategic Alliances. We have a non-exclusive strategic alliance agreement with NCR Corporation to market and sell our CheckVision application framework worldwide. CheckVision is used as the foundation of NCR's ImageMark Archive and Delivery payment solutions product family. NCR has a global sales and marketing organization and extensive customer relationships. We intend to pursue additional strategic relationships to expand the global distribution of our software.

  Leverage Existing Customer Base. We recognize that one of our most valuable assets is our current customer base. We work closely with our customers on enhancements to our application software solutions and provide software maintenance services. In addition to software maintenance, we offer advanced training and support services to our customers' information technology departments so that they can enhance our software for their own purposes. We believe that our relationship with our customers enables us to cross-sell additional application solutions within our customers' organizations.

  Penetrate Other Services Industries. Our strategy is to leverage our advanced enterprise transaction management platform to develop application frameworks for other vertical markets where we perceive significant opportunities*. This includes expansion into other market segments such as utilities and telecommunications where its customers have similar challenges and need advanced application solutions. We believe our architecture and application frameworks address market needs and we have initiated marketing activities with selected potential customers in these areas.

Products

  We currently sell three application frameworks (CheckVision, RemitVision, and a loan operations application framework) specifically to the commercial banking industry and a fourth application framework
--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

(StatementVision) to multiple industries. The application frameworks are built on our enterprise transaction management platform. Our application software solutions are highly scalable and support geographically distributed operations. They are available on SUN, NCR and HP UNIX-servers. Client access is supported from Microsoft Windows, Microsoft NT, Microsoft Internet Explorer, and NetScape Communicator. Clients may access the applications via a Local Area Network (LAN), a Wide Area Network (WAN), and corporate Intranets/Extranets. They utilize database management systems from Informix, Oracle and Sybase. All application frameworks feature published Application Programming Interfaces (APIs) to facilitate integration with legacy systems and all current releases of our application frameworks are Year 2000 compatible.

  CheckVision and its components provide three functional capabilities: image-based disbursement cash management products for the banks largest corporate customers, image statements and image-based check processing. These capabilities enable the bank to achieve operational efficiencies and/or provide new revenue-generating products.

  RemitVision enables banks to process payments for their corporate customers. This service, commonly called lockbox, generates fee revenue for banks and strengthens their relationship with their most important corporate customers. RemitVision also contains capabilities to enable banks to exchange images of payment documents with their corporate customers to make the processing of exceptions more effective.

  The loan operations application framework uses workflow, imaging, and Intranet technology to enable banks to more quickly, efficiently and accurately initiate a new consumer or installment loan. Consumer loans are a major source of interest revenue for large commercial banks. However, there is fierce competition for this business and banks are under pressure to compete based upon both interest rates and level of service. At large banks, as much as 20% of the total banks staff participate in the selling and initiation of consumer loans. Several individuals, using a number of legacy computer systems, must work cooperatively to sell, approve, fund and book each new loan.

  The loan operations application framework allows banks to consolidate and centralize the loan underwriting, funding, initiation and collection processes reducing turn around time on a new loan from days to hours. Via a corporate Intranet all individuals responsible for loan initiation have access to the status of the application. The loan operations application framework facilitates communication among bank staff and integrates the different legacy systems to improve productivity. The loan operations application framework enables the loan administration group to insure that each loan is complete and that it complies with federal guidelines prior to final acceptance of the loan.

  StatementVision enables financial services firms to efficiently manage, store, and distribute computer-generated reports and print-formatted documents such as customer statements. StatementVision also contains capabilities to extract data from stored reports and export it to external applications (e.g., spreadsheet, data marts, data warehouse) for analysis purposes. A general outline of the capabilities of the four application frameworks are shown below:

         Apllication                      Function
          Frameworks
     ---------------------------------------------------------------
         CheckVision              .Cash Management:

                                      --positive pay

                                      --account reconcilement processing

                                      --payable through drafts

                                      --inquiry

                                  .Check Processing:

                                      --CD ROM output

                                      --all items archive

                                      --Image Statements

     ---------------------------------------------------------------
         RemitVision              .Payment Processing:

                                      --wholesale lockbox

                                      --retail lockbox

                                      --credit card payments

                                      --other high volume consumer payments

                                  .Exception Processing

                                  .CD ROM Delivery

                                  .On-line Delivery

                                  .Archival Storage

     ---------------------------------------------------------------
       Loan operations            .Origination Process Control and Tracking
         application

                                  .Completeness and Compatible Checking

                                  .Intranet Access to Documentation and Status

     ---------------------------------------------------------------
       StatementVision            .Report Processing:

                                      --Customer statements

                                      --Invoices

                                      --Operations reports

                                      --Transaction confirmations

                                  .Report distribution

Services

  We routinely provide professional implementation services to install our application software solutions at our customers' operational sites and to interface our application software solutions to our customers' operating environments, which usually include legacy applications. In addition to our internally funded product development programs, we undertake customer-funded development of enhancements or modifications to our application frameworks that are desired by a particular customer whose specific requirements differ from the functions or features of the market. We also undertake large application development contracts for customers who require custom application solutions in order to achieve their business objective. We may or may not choose to use the application frameworks developed as the basis for new application software solutions.

  We offer maintenance support contracts, for an annual fee, to customers who have entered into license agreements for the use of our application frameworks. We offer several levels of technical support service: a choice of hours of coverage for telephone support, remote diagnostics or on-site support. In addition to the standard training that is included in the installation services, we offer advanced training for our enterprise transaction management platform and application frameworks.

Customers

  Our customers are mainly large U.S. financial services firm that includes banks, brokerage houses as well as mutual funds firms. Our customers listed below have signed contracts providing for revenues to us of at least $100,000 during the period 1996 through 1998:

ABN AMRO                                Mercantile Bank
BancOne                                 Mellon Bank Corporation
Bank of Oklahoma                        Merrill Lynch
Bank of the West                        National City Bank
Citibank                                NationsBank
Comerica                                NCR
Crestar                                 Sanwa Bank of California
Fidelity Investments                    SouthTrust
First Union National Bank               The Northern Trust Company
Fleet Bank                              Union Bank of California
Harris Bank                             Union Planters
The Huntington Trust Company            United Missouri Bank
KeyCorp                                 Wachovia
Manufacturers and Traders Trust Company Wells Fargo Bank

Sales, Marketing and Distribution

  We sell and distribute our application frameworks through a combination of direct sales, a global alliance, and joint marketing agreements. Our direct sales organization, which targets large financial services companies, is managed from our headquarters in California. Field sales and application specialists, based at regional offices, cover the northeastern, southeastern, and central states. Sales and application specialists based at our headquarters cover the western states. In 1996, we entered into an agreement with NCR Corporation for distribution of our CheckVision application framework. In 1997, we expanded our relationship with NCR into a global strategic alliance for the worldwide sale and distribution of our CheckVision application framework under NCR's ImageMark label, and for joint product development activities. Under this nonexclusive agreement, we are guaranteed minimum royalties of at least $1 million annually for 10 years. We have trained NCR in product deployment and product support and NCR is currently performing the installation function. We have entered into joint marketing partnership agreements for our application software solutions with Oracle and StorageTek. These firms sell complementary products to the same target market as us and have significant account presence among our targeted customers.

Competition

  We compete with various companies, including companies that target one or more specific market segments and the internal information technology departments of potential customers that develop proprietary customer solutions.

  In particular, with respect to our CheckVision application framework, we compete primarily with Fiserv, BancTec, Check Solutions and Unisys. With respect to our RemitVision application framework, we compete primarily with BancTec, VICOR, Unisys and Mobius. Among our potential competitors are a number of large hardware and software companies that may develop or acquire software products that compete with our application frameworks. In competing with hardware vendors, we may be at a competitive disadvantage because hardware vendors are able to package and discount sales of software bundled with hardware which allows the customer the opportunity to deal with a single vendor at a more attractive price.

Technology

  Our technologies, which include technology for managing high-volume complex transactions, technology for creating and managing high-volume archives of unstructured data, including image data types, computer reports, statements and others, and technology for extracting data from unstructured reports and statements all share the characteristics of scalability, flexibility, and of supporting geographically distributed systems.

  Scalability and Flexibility. Our technologies scale through process replication and/or data partitioning to high volume processing. Process replication and partitioning enhance system availability and allows support of enterprise applications for which business growth is unpredictable. Our technologies provide flexibility in execution of applications through monitoring and control of the processes and through the ability for dynamic change of process parameters and profiles.

  Support of Geographically Distributed Systems. Our technologies support today's distributed enterprise through the ability to execute in a geographically distributed configuration. The mapping of processes to physical locations is modifiable, providing support for a distributed, and changing, enterprise.

  Application Frameworks. The technologies described above are used to build application frameworks, each containing business objects and appropriate business specific rules. The business objects are developed using C++ and/or Java for an environment encompassing thin client front ends and Inter/Intra-net delivery of the applications. Application frameworks include open APIs for integration with other applications and/or legacy systems. Current frameworks are: CheckVision, RemitVision, a loan operations application framework and StatementVision.

Intellectual Property and Licensing

Our success depends upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. We presently have four patents. While our current products are not dependent on these patents, such patents may be utilized in future products*. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and corporate partners, and limit access to and distribution of our products, supporting documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries where we have in the past and may in the future license its products. There can be no assurance that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any intellectual property rights upon which our business is now or may in the future be dependent.

  We are not aware that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, those third parties will not claim such infringement by us with respect to current or future products. We expect that product developers will increasingly be subject to such claims as the number of products and competitors in our industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse affect on our business, operating results and financial condition. Such claims might require us to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse affect on our business, operating results and financial condition.

  Our products incorporate certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that such firms will remain in business, that they will continue to support their products, or that their products will otherwise continue to be available to us on commercially reasonable terms. We believe that substantially all of the software we license is available from vendors other than our current vendors, or could be developed internally by us, and could therefore be replaced with equivalent software*. However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed, and integrated, which could adversely effect our business, operating results, and financial condition.

  We typically license our software products in object code to customers under nonexclusive, nontransferable license agreements. As is customary in the software industry, we do not sell or transfer title of our software products to customers. In addition, we escrow the applicable source code as part of our maintenance program, pursuant to which our source code will be released to the customer upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against us, or certain material breaches of the agreement. In the event of any release of the source code from escrow, the customer's license is generally limited to use of the source code to maintain, support and enhance our application software solutions for their own use. Licenses for our application software solutions are usually perpetual. Under our standard form license agreement, the annual software maintenance fee is based on a percentage of the applicable product license fee. Our published product license price list includes discounts for multiple sites and/or multiple copies of client viewer software, and where applicable, upgrade fees for increases in the volume of processed transactions.

Employees

  As of December 31, 1998, we employed 124 persons, including 23 in sales and marketing, 87 in product development, delivery, and support, and 13 in general and administrative positions. An organized association represents none of our employees. We have experienced no work stoppages and believe that our relationship with our employees is good. Competition for qualified personnel in the software segment in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.
--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

Executive Officers and Directors

  The following table sets forth certain information as of March 1, 1999, with respect to each person who is an executive officer or director of the Company:

          Name           Age                             Position
          ----           ---                             --------
Kevin D. Moran..........  43 President, Chief Executive Officer and Chairman of the Board
David M. Winkler........  54 Chief Financial Officer, Vice President, Secretary and Treasurer
William E. Guthrie......  56 Vice President, Sales
Geraldine McGrath.......  49 Vice President, General Counsel
Stewart Gross (2).......  39 Director
Randy Katz (1) (2)......  43 Director
Henry Kressel (1).......  65 Director
Timmothy F. McCarthy....  43 Director
John Oltman (1) (2).....  53 Director
Chakravarthi V. Ravi....  55 Director

--------
(1) Compensation Committee member.
(2) Audit Committee member.

  Mr. Moran has served as President and Chief Executive Officer of the Company since August 3, 1998 and as the Chairman of the Board since January 25, 1999. From 1997 to 1998, Mr. Moran served as senior vice president of Charles Schwab and Company, Inc. Prior to 1997, Mr. Moran held numerous positions over a ten-year career at Fidelity Investments. These positions included President of National Financial Brokerage Services and Senior Vice President of Fidelity Investments Institutional Retirement Services. Mr. Moran earned his MBA from Northeastern University and a BA from College of Holy Cross in Worcester, MA. Mr. Moran is a Certified Public Accountant.

  Mr. Winkler was a founder of the Company and has been Chief Financial Officer and Vice President of the Company since its inception in 1992. Mr. Winkler was Chief Financial Officer and Vice President of Litton Industries' Integrated Automation Division from 1989 to 1992. Prior to 1989, Mr. Winkler held management responsibilities for finance and accounting, management information systems, human resources, facilities, administrative services, and program management with Litton Amecom, Litton Data Command Systems, and Litton Saudi Arabia Limited, all of which are computer hardware companies. Mr. Winkler earned his BS in Mechanical Engineering from the University of Notre Dame.

  Mr. Guthrie has held several positions with the Company since its inception in 1992, and currently serves as its Vice President of Sales. From 1989 to 1992, Mr. Guthrie was a Regional Sales Director of Litton Industries' Integrated Automation Division. Prior to 1989, Mr. Guthrie was a Regional Manager for Prime Computer, a computer manufacturing company, with responsibility for sales within the Los Angeles region and also held sales management positions at IBM with responsibilities in the financial services industry. Mr. Guthrie earned an MBA from Georgia State University and a BS in engineering from the United States Military Academy.

  Ms. McGrath has served as General Counsel of the Company since its inception in 1992. From 1987 until 1992, Ms. McGrath served as Litton Industries' Integrated Automation Division Counsel and Assistant Secretary. From 1986 until 1987, Ms. McGrath served as General Counsel and Assistant Secretary for Integrated Automation, Inc., a predecessor to the Company. Ms. McGrath holds a BA from San Francisco State University and a JD from San Francisco Law School and is a member of the American Arbitration Association's Arbitrator and Mediator panels.

  Mr. Gross has served as a director of the Company since 1997. Mr. Gross, a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Investors, L.P., and a managing director of E.M. Warburg, Pincus &

Co., LLC, has been with E.M. Warburg, Pincus & Co., LLC since 1987. Mr. Gross is a Director of BEA Systems, Inc., TSI International Software Ltd., and several private companies.

  Dr. Katz has served as a director of the Company since 1997. Dr. Katz is the Chairman of the Electrical Engineering and Computer Science Department of the University of California at Berkeley, and has been a Professor at UC Berkeley for 17 years.

  Dr. Kressel has served as a director of the Company since its inception in 1992. Dr. Kressel, a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Investors, L.P., and a managing director of E.M. Warburg, Pincus & Co., LLC has been with E.M. Warburg, Pincus & Co., LLC since 1983. Dr. Kressel serves as a director of Level One Communications, Inc., Covad, NOVA Corporation, Inc. and several privately held companies.

  Mr. McCarthy has served as a director of the Company since January 1999. Mr. McCarthy is the Chairman of the AdvisorTech Corporation, a brokerage systems company founded by Mr. McCarthy in 1998 and based in Tokyo, San Francisco and Boston. From 1995 to 1998, Mr. McCarthy was President and Chief Operating Officer of Charles Schwab and Company, Inc. From 1994 to 1995, Mr. McCarthy was Chief Executive Officer of Jardine Fleming Unit Trust Ltd. in Hong Kong.

  Mr. Oltman has served as a director of the Company since 1996. From 1991 to 1995, Mr. Oltman served as the Chairman of the Board and Chief Executive Officer of SHL Systemhouse Inc., a company that provides client/server consulting and integration services. From 1970 to 1991, Mr. Oltman served as Worldwide Managing Partner for Integration Services for Andersen Consulting and a member of Andersen Consulting's Worldwide Organization Board of Directors. Mr. Oltman serves as a director of InaCom Corp., and a privately held company.

  Dr. Ravi was a founder of the Company and has served as a director since its inception in 1992. Dr. Ravi was President of Litton Industries' Integrated Automation Division, the Company's predecessor, from 1990 to 1992. From 1978 to 1990, Dr. Ravi worked for Teknekron Controls Inc. and Integrated Automation in a number of positions in general management, sales and marketing, strategic planning, software design and implementation of high technology systems. Prior to 1978, he was an Assistant Professor in the Electrical Engineering and Computer Science Department of the University of California at Berkeley specializing in computer architecture, software and telecommunications. Dr. Ravi received an MS and Ph.D. in Electrical Engineering and Computer Science from the University of California at Berkeley and a B.Tech (Hons.) in Electrical Engineering from the Indian Institute of Technology in Bombay, India.

Risk Factors

  This "Risk Factors" section contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. The Company' s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Risk Factors" section and in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

  We Cannot Assure You That We Will Be Profitable In Any Future Period. We have incurred significant net losses since our inception, including losses of $12.3 million, $1.3 million and $3.9 million for 1998, 1995 and 1994, respectively. At December 31, 1998, we had an accumulated deficit of approximately $24.2 million. Although we achieved net income of approximately $561,000 and $2.3 million for the years ended December 31, 1997 and 1996, respectively, we cannot assure you that we will have operating profits in any future period. See "Item 6, Selected Financial Data" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Our Quarterly Operating Results Will Fluctuate Because Of Many Factors. Our quarterly operating results have varied in the past, and we expect our quarterly operating results to vary significantly in the future. Our revenues and operating results are difficult to forecast and could be significantly harmed by many factors, some of which are outside our control, including, among others:

  . the relatively long sales and implementation cycles of our software application solutions

  .  the variable size and timing of individual license transactions

  . the timing of our revenue which we recognize under the percentage-of-completion method

  .  increased competition

  .  the timing of new product releases by us and our competitors

  .  market acceptance of our software application solutions

  . delay or deferral of customer implementations of our software application solutions

  . software defects or other quality problems with our software application solutions

  .  changes in pricing policies by us and our competitors

  .  the mix of our license and service revenue

  .  budgeting cycles of our customers

  . the introduction of indirect sales into our revenue mix, which has resulted in and could continue to result in lower gross margins and changes in operating expenses

  .  changes in our strategy

  .  personnel changes

  .  general economic factors

In addition, we are in the process of transitioning from providing software development services to developing and selling application software solutions, which entails a number of risks, including potential declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because our orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, even one existing contract may have a significant impact on our quarterly operating results. For example, we had lower than anticipated revenues and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997 and in each quarter of 1998. In addition, we have experienced substantially longer sales cycles for our application software solutions than originally expected. Alliances have to-date provided significantly less revenue than we had originally expected, and although we continue to seek ways to expand on alliances, we cannot assure you that these efforts will be successful. In addition, our customers or potential customers may defer their purchases of our application frameworks if there is a downturn in their business or the economy in general. Further, as the Year 2000 approaches, many current and potential customers are focusing their resources on the Year 2000 Issue, which may further cause deferrals or cancellations on their decision to purchase our application software solutions.

  Due primarily to hardware requirements and customer site preparation, there is typically a three to five month period between customer orders for CheckVision and when we commence installation services. This period may be longer if the customer requires significant customization services. We have experienced a one-year installation period for RemitVision. Installation of our application software solutions is, in part, dependent upon certain customer responsibilities. To the extent the customer activities are delayed, the installation of our application software may be delayed, which may result in a delay in revenue recognition. Any delay in the installation of our software products or the recognition of revenue could seriously harm our business, operating results and financial condition. In the past, we have experienced product installation delays, which resulted in strained customer relations and, in one instance, a contract termination. Similar situations in the future could continue to harm our operating results and could also adversely affect our ability to market our products. Our expense levels are based, in part, on our expectations of future revenues. If our revenue is below expectations, net income has been and may continue to be disproportionately affected because a significant portion of our expenses are fixed and do not vary with revenues. Our operating results could continue to be adversely affected if our revenues do not meet our expectations. We may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, other competitive factors, or our failure to continue to obtain software development contracts require us to invest significantly greater resources in software product development efforts our operating margins may be significantly harmed in the future.

  Because of the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely on them as indications of our future performance. Further, it is possible that in future periods our operating results may be below the expectations of public market analysts and investors. Such an event would most likely significantly harm the price of our common stock. See "--Risks Associated with Transition to Software Solutions Business," "--Depends on Growth of Market for Client/Server Applications Solutions in the Financial Services Industry," "--Sales Cycle for our Product is Long".

  We Encounter Risks Associated With Our Transition To Application Software Solutions Business. When we were formed in 1992, we shifted our strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During this transition, which is still underway, we are moving from providing software development services to developing and selling application software solutions, which includes our enterprise transaction management platform, application frameworks plus customization and installation services, we have derived a majority of our total revenues from the provision of services pursuant to large software development contracts, certain of which provide the basis for our application frameworks.

  We recognize revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for 1998, 1997 and 1996 was 43.0%, 50.5% and 48.0%, respectively. To achieve revenue growth and improve operating margins, we must increase market acceptance and sales of our existing application frameworks and must introduce new application frameworks. As we become increasingly reliant upon application framework sales, our total revenues could continue to decline if service revenue continues to decline more quickly than we can increase revenue from application framework sales. We must develop and enhance our sales and marketing capabilities and software production and distribution infrastructure as we continue the transition from a service business to a software solutions business. We cannot assure you that we will successfully create the necessary capabilities and application infrastructure. Our failure to successfully manage the transition would continue to significantly harm our business, operating results and financial condition and would continue to create significant fluctuation in our quarterly operating results. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  To Be Successful We Will Need To Enter Into New Software Development Contracts. Through 1998, we derived the majority of our total revenues from large application development contracts. We have completed the majority of these contracts but have been unable, so far, to attract new customers to enter into such contracts as we focus on sales of our application software solutions. Sales of our application software solutions have been lower than expected. Furthermore, we have historically used the research we derived from our software development contracts as the basis for our application frameworks and anticipate that any future application frameworks will arise from new or existing software development contracts. Our failure to attract new customers to enter into such contracts would significantly harm our ability to develop new application frameworks. In addition, if we are required to develop future application frameworks without software development contracts, we will need to increase our expenditures for product development, which may significantly further harm our operating margins. We cannot assure you that we will be able to attract new customers to enter into software development contracts or that we will be able to develop new application frameworks based on the research we undertake in connection with new or recently completed software development contracts, if any. Any such failure would significantly harm our business, operating results and financial condition. If we develop new application frameworks based upon technology that we develop in connection with software development contracts, we may have to expend substantial additional financial resources on product development, and we cannot assure you that such application frameworks will achieve market acceptance. In addition, once we commercialize any such application frameworks, we have agreed under certain circumstances in the past, and may in the future agree to pay royalties to repay development expenses to the customer for whom the development services were undertaken. Any such payments could significantly harm our business, operating results and financial condition. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  We Derive A Significant Portion Of Our Revenue From The Banking Industry And For Us To Be Successful We Will Need To Penetrate Additional Segments Of The Financial Services Industry. Currently, a substantial majority of our total revenue results from services and licenses provided to large banks. Our future operating results will depend, in part, on our ability to penetrate additional segments of the financial services industry such as the brokerage, mutual funds, insurance and credit card segments. While we may devote substantial resources to penetrate these and other markets*, we cannot assure you that the revenues we generate from this effort, if any, will exceed the cost of such efforts. To successfully expand our product offerings to market segments other than the banking industry, we must create new application frameworks and modify our existing application frameworks. We cannot assure you that we will be able to create or modify such software products effectively or that such application frameworks, if successfully created or modified, will achieve market acceptance. If we are unable to penetrate new markets, our future financial condition will depend upon our ability to further penetrate the banking industry. The current focus of the banking industry on mergers and on Year 2000 Issues may impede our ability to further penetrate this industry. If we are unable to adapt our application frameworks or our sales and marketing efforts to meet the needs of new markets, or if we are not able to further penetrate the banking industry, our business, operating results and financial condition could continue to be significantly harmed.

  The Sales Cycle For Our Products Is Long. Our sales cycle is typically six to twelve months and varies substantially from customer to customer. We believe the purchase of our application software solutions is discretionary and represents a strategic decision requiring a significant capital investment by our customers. As a result, purchases of our application software solutions generally involve a significant commitment of management attention and resources by prospective customers and require multiple approvals. Accordingly, our sales are subject to a long approval process. Our business, operating results and financial condition have been in the past, and could be in the future, significantly harmed if customers delay, reduce or cancel orders. Such delays, reductions or cancellations may contribute to significant fluctuations of our quarterly operating results in the future and may adversely affect such results.

  The Loss Of One Or More Of Our Key Customers Would Adversely Affect Our Business And Results Of Operations. To date we have depended on a concentrated customer base. In 1998, 1997 and 1996, our two largest customers provided 18%, 24% and 34% of total annual revenue, respectively. Our reliance on a concentrated base of customers, although in decline, has been due primarily to our dependence on large software development contracts. We intend to continue to seek customer support for strategic development projects that may yield additional application frameworks and expect that we may continue to depend on a few significant customers for the foreseeable future. If we are unable to establish relationships with additional significant customers and if we continue to experience difficulties increasing revenues derived from the sale of application frameworks as a percentage of total revenues, our business, operating results and financial condition could continue to be significantly harmed.
--------
* This statement is a forward-looking statement reflecting current expectations, There can be assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

  For Us To Be Successful We Will Need To Develop New Application Frameworks Which Satisfy Rapidly Changing Customer Requirements And Technological Trends. Rapid technological developments, evolving industry standards and rapid changes in customer requirements characterize the market for our application frameworks. The introduction of competitive software products responding to these trends could render our existing application frameworks obsolete and unmarketable. As a result, our success depends upon our ability to continue to enhance our existing application frameworks, respond to changing customer requirements and develop and introduce in a timely manner new application frameworks that keep pace with technological developments and emerging industry standards.

  Customer requirements include, but are not limited to, operability across distributed heterogeneous and changing hardware platforms, operating systems relational databases and networks. For example, as more of our customers start to utilize Microsoft NT or adopt other emerging operating systems on server platforms, we may need to optimize the operation of our application frameworks on such platforms in order to maintain our competitive ability. We cannot assure you that our application frameworks will achieve market acceptance, or will adequately address the changing needs of the marketplace, or that we will successfully develop and market enhancements to our existing application frameworks, or new application frameworks incorporating new technology on a timely basis. Our failure to develop and introduce new application frameworks, or enhancements to existing application frameworks, in a timely manner to adequately address changing market conditions or customer requirements, will significantly harm our business, operating results and financial condition.

  We have a number of ongoing software development projects. We expect to release enhancements to our CheckVision, RemitVision and the loan operations application framework, as well as a new StatementVision application framework. Our objective is to increase the portion of our total revenues derived from these application frameworks. We cannot assure you that we will release these enhancements in a timely manner or at all, or that the features these enhanced application frameworks include will be features required to achieve market acceptance. Our product development programs have been delayed in the past and we have experienced delays in the development of RemitVision. We had operating losses due to delays in RemitVision contracts and due to much lower sales of CheckVision application frameworks than originally anticipated. The failure of our application frameworks to achieve broader market acceptance and increased sales could continue to significantly harm our business, operating results and financial condition. See "--Impact of Year 2000"

  Our Business Could Be Affected By Software Defects And Product Liability Claims. Software products as complex as ours may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in certain of our application frameworks and have experienced delays in shipment of application frameworks during the period required to correct these errors. We cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found, resulting in:

  .  loss of, or delay in, market acceptance

  .  diversion of development resources

  .  injury to our reputation

  .  increased service and warranty costs

any of which could significantly harm our business, operating results and financial condition.

  Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Our application frameworks are generally used to manage data that is critical to an organization, and, as a result, our sale and support of our application frameworks may entail the risk of significant product liability claims. A liability claim brought against us could significantly harm our business, operating results and financial condition.

  Our Industry Is Highly Competitive And We Cannot Assure You That We Be Able To Effectively Compete. Our competitors vary in size and in scope and breadth of the software products they offer. We compete with various companies, including:

  . a number of private companies and certain public companies which offer software products targeted at one or more specific market segments such as BancTec, Fiserv, Check Solutions, NCR and Unisys

  . the internal information technology departments of potential customers which develop proprietary customer solutions

  . a number of companies, such as Check Solutions and Mobius targeting the enterprise-wide information systems market

  In particular, our CheckVision application framework competes with Fiserv, BancTec, CheckSolutions and Unisys. Our RemitVision application framework competes with BancTec, VICOR, Unisys and Mobius. Among our potential competitors are also a number of large hardware and software companies that may develop or acquire software products that compete with our application frameworks. We may be at a competitive disadvantage to hardware vendors because they are able to package and discount sales of software bundled with hardware which allows the customer the opportunity to deal with a single vendor. Many of our competitors have:

  .  longer operating histories

  . substantially greater financial, technical, sales, marketing and other resources

  .  greater name recognition

  .  larger customer bases

than we do. Our current and future competitors could introduce software products with more features, higher scalability, greater functionality and lower prices than our application frameworks. These competitors could also bundle existing or new software products with other, more established software products in order to compete with us. Moreover, as the client/server solutions market develops, a number of companies with significantly greater resources than we have could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners. Further, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. We expect increased competition to continue to result in price reductions, reduced gross margins and loss of market share, any of which could continue to significantly harm our business, operating results and financial condition. Any material reduction in the price of our application frameworks would further negatively effect gross margins. We cannot assure you that we will be able to provide application frameworks that compete favorably with our competitor's software products or that competitive pressures will not require us to reduce our prices. Our failure to provide competitive products will significantly harm our business, operating results and financial condition. See "--Industry Background" and "--Competition."

  Our Success Depends On The Growth Of Market For Client/Server Applications Solutions In The Financial Services Industry. Substantially all of our current business is in the market for client/server solutions and services for check transaction archives and applications and remittance processing applications in the banking industry, which is still an emerging market and which is highly fragmented and subject to rapid change. Our future financial performance will depend in large part on continued growth in the number of companies in the financial services industry adopting client/server technology and systems solutions requiring our application software solutions. We also intend to adapt our CheckVision application framework to the Internet and to offer an Internet component as part of any new product offerings*. We cannot assure you that the market for our
--------
* This statement is a forward-looking statement reflecting current expectations, There can be assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

client/server application frameworks and services will grow or that our Internet strategy will be successful. If the client/server software and services market segment in which we operate fails to grow, or grows more slowly than we currently anticipate, or if our Internet strategy is unsuccessful, our business, operating results and financial condition would continue to be significantly harmed. See "--Industry Background."

  Our Success Depends On Our Ability To Expand Our Distribution Channels And Successfully Manage The Risks Associated With Such Expansion. To-date, we have sold our application software solutions primarily through our direct sales force. We will need to successfully recruit, retain and train sufficient direct sales personnel and establish other distribution channels and partnerships to achieve significant revenue growth in the future. We continue to seek ways to augment our direct sales force by establishing indirect distribution channels, including the development of joint marketing relationships with firms that have a large market presence or sell complementary software products.* Our distribution channels and alliances have to-date produced substantially less revenue than we originally expected. We cannot assure you that we will successfully increase our revenue through channels and alliances. We cannot assure you that we will successfully expand our direct sales force or that any such expansion will result in any substantial increase in our revenues. Our failure to expand our direct sales force or other distribution channels could continue to significantly harm our business, operating results and financial condition. See "--Senior Management and Key Personnel are Critical to our business--," "--Strategy" and "--Sales and Marketing."

  Our Business Could Be Affected By Year 2000 Issues. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure of our internal systems to correctly recognize date information when the year changes to 2000 could significantly harm our operations. We have assessed our internal systems and expect to purchase enhanced software for our internal computer systems, which we expect to be Year 2000 compatible. We expect to implement the new software by July 31, 1999.* We have contacted our critical suppliers of products and services to determine that their operations and the products and services they provide to us are Year 2000 compatible. We cannot assure you that the failure of one of our suppliers to ensure appropriate Year 2000 compatibility would not significantly harm our business, operations or financial condition. We have also assessed the compatibility of our products sold to customers and do not expect that contingencies related to Year 2000 Issues are likely to significantly harm our business.* We cannot assure you, however, that our application software solutions contain all necessary software for Year 2000 compatibility. If any of our licensees experience Year 2000 problems, such licensees could assert claims for damages against us. Any such litigation could result in substantial costs and diversion of our resources, even if ultimately decided in our favor. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compatibility. These expenditures have in the past and may continue to result in reduced funds available to purchase our products. The occurrence of any of the foregoing could significantly harm our business, financial condition and results from operations.

  We Expect Our Transition To A Software Solutions Business Will Continue To Strain Our Management, Operational And Technical Resources. We are in the process of transitioning from providing software development services as a software developer to developing and selling application software solutions. Our transition has placed significant demands on our management, operational and technical resources. We expect this transition to continue to challenge our sales, marketing, technical and support personnel and senior management. Our future performance will depend in part on our ability to adapt our operational systems to respond to changes in our business. Our transition entails a number of risks, including continued potential declines in revenue and the need to develop the appropriate sales and marketing capabilities and software
--------
* This statement is a forward-looking statement reflecting current expectations, There can be assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

development estimation, production, delivery and distribution infrastructure. We cannot assure you that we will be successful in creating the necessary capabilities and infrastructure at all. Our failure to manage the transition successfully has had and could continue to significantly harm our business, operating results and financial condition. See "--Risks Associated with Transition to Software Solutions Business" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Our Senior Management And Key Personnel Are Critical To Our Business And Those Officers And Personnel May Not Remain With Us In The Future. We must retain the continued service of our remaining senior management as well as sales and product development personnel if we are to provide improved future performance. We do not have and do not intend to obtain key person life insurance on our personnel. The loss of one or more of our key personnel could significantly harm our business, operating results and financial condition. We are also actively seeking key marketing and technical personnel. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled management, marketing, sales and product development personnel. Competition for such personnel is intense, and we cannot assure you that we can retain our key employees or that we will successfully attract, assimilate and retain such personnel in the future. Our failure to attract, assimilate and retain key personnel could significantly harm our business, operating results and financial condition. See "Item 1, Business--Employees."

  Our Efforts To Protect Our Intellectual Property May Not Protect Us Against Misuse And Others May Claim That Our Products Infringe. Our success depends in significant part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. We presently have four patents. While our current products are not dependent on these patents, we may utilize these patents in future software products.* As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and business partners, and limit access to and distribution of our products, supporting documentation and other proprietary information. Despite these precautions, a third party may be able to copy or otherwise obtain and use our software products or technology without our authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries, which have in the past licensed and may in the future license our products. We cannot assure you that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our software products or design around any intellectual property rights upon which our business is now or may in the future be dependent.

  Our products incorporate certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We cannot assure you that:

  .  such firms will remain in business

  .  they will continue to support their software products

  . their software products will otherwise continue to be available to us on commercially reasonable terms

We believe that substantially all of the software we license is available from vendors other than our current vendors. We also believe that we could develop such software internally*. However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until we could develop, identify, license and integrate equivalent software. Such delays could significantly harm our business, operating results and financial condition.
--------
* This statement is a forward-looking statement reflecting current expectations, There can be assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

  We are not aware that any of our products infringe the proprietary rights of third parties. We cannot assure you, however, that third parties will not claim such infringement by us with respect to our current or future products. We expect that software product developers will increasingly be subject to such claims as the number of software products and competitors in our industry segment grows and the functionality of software products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse affect on our business, operating results and financial condition. Such claims might require us to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could significantly harm our business, operating results and financial condition. See "-- Intellectual Property and Licensing."

  The NASDAQ National Market May Delist Our Common Stock. Our common stock trades on the NASDAQ National Market. The NASDAQ National Market's continued listing standards requires us to have (i) 750,000 shares publicly held; (ii) a market value of publicly held shares of $5 million; (iii) net tangible assets of at least $4 million; (iv) 400 shareholders of round lots; (v) a minimum bid price of at least $1 per share. The market value of our publicly held shares has been below $5 million in the past. In addition, our common stock has traded below $1.00 in the past. Accordingly, we have failed to satisfy items
(ii) and (v) above. NASDAQ has notified us of potential delisting. Our delisting from NASDAQ would adversely affect the ability or willingness of investors to purchase our common stock and therefore would severely adversely affect the market liquidity of our securities.

Item 2. Properties

  We occupy approximately 50,000 square feet of office space in Emeryville, California, pursuant to a lease, which expires in April 2004. We also lease 4,600 square feet of storage facilities in Oakland, California. We believe that our current facilities are adequate to meet our needs through the next 12 months.

Item 3. Legal Proceedings

  From time to time, in the normal course of business, various claims may be made against us. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse affect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders in the quarter ended December 31, 1998.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholders
Matters

  Our common stock trades on the NASDAQ National Market under the symbol IACP. Market price for the our stock, since our initial public offering on November 8, 1996 through December 31, 1998, is as follows:

                                                                   High   Low
                                                                  ------ ------
      1998
        First Quarter............................................ $3.063 $1.500
        Second Quarter...........................................  3.313  2.000
        Third Quarter............................................  3.250  1.188
        Fourth Quarter...........................................  1.250  0.313
      1997
        First Quarter............................................ $7.875 $5.625
        Second Quarter...........................................  5.125  2.250
        Third Quarter............................................  3.750  2.375
        Fourth Quarter...........................................  3.500  1.250
      1996
        November 8 to December 31, 1996.......................... $6.875 $5.625

  As of December 31, 1998, we had approximately 60 holders of record of our common stock.

  The market price for our common stock may be affected by a number of factors, some of which are outside our control, including the announcement of new software products or product enhancements by us or our competitors, quarterly variations in our operating results or the operating results of our competitors or companies in related industries, changes in earnings estimates or recommendations by securities analysts, developments in our industry, general market conditions and other factors, including factors unrelated to our operating performance or our competitors. In addition, stock prices for many companies in the technology and emerging growth sectors have experienced particularly volatile fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

  We have never paid cash dividends on our capital stock and do not expect to pay any such dividends in the foreseeable future.

  The NASDAQ National Market's continued listing standards requires us to have
(i) 750,000 shares publicly held; (ii) a market value of publicly held shares of $5 million; (iii) net tangible assets of at least $4 million; (iv) 400 shareholders of round lots; (v) a minimum bid price of at least $1 per share. The market value of our publicly held shares has been below $5 million in the past. In addition, our common stock has traded below $1.00 in the past. Accordingly, we have failed to satisfy items (ii) and (v) above. NASDAQ has notified us of potential delisting. Our delisting from NASDAQ would adversely affect the ability or willingness of investors to purchase our common stock and therefore would severely adversely affect the market liquidity of our securities.

Item 6. Selected Financial Data

                                         Years Ended December 31,
                                -----------------------------------------------
                                  1998      1997     1996      1995      1994
                                ---------  -------  -------  --------  --------
                                   (in thousands, except per share data)
Statements of Operations:
Revenues:
  License.....................  $   3,141  $ 7,911  $ 7,345  $  2,110  $  1,779
  Service.....................      5,661   11,347   12,347    10,150     9,429
  Maintenance.................      4,369    3,223    2,588     3,738     3,535
  Hardware....................        --       --     3,412     1,532     2,641
                                ---------  -------  -------  --------  --------
    Total revenues............     13,171   22,481   25,692    17,530    17,384
                                ---------  -------  -------  --------  --------
Cost of revenues:
  License.....................        231      362      426       --        --
  Service.....................      7,441    8,322    7,023     6,068     5,058
  Maintenance.................      3,142    1,421    1,312     2,105     1,991
  Hardware....................        --       --     2,716       865     1,721
                                ---------  -------  -------  --------  --------
    Total cost of revenues....     10,814   10,105   11,477     9,038     8,770
                                ---------  -------  -------  --------  --------
Operating expenses:
  Sales and marketing.........      5,234    4,757    5,133     4,313     4,624
  General and administrative..      4,456    3,057    2,646     2,318     2,484
  Product development.........      5,343    4,480    4,226     3,238     2,365
                                ---------  -------  -------  --------  --------
    Total operating expenses..     15,033   12,294   12,005     9,869     9,473
                                ---------  -------  -------  --------  --------
  Operating income (loss) from
   continuing operations......    (12,676)      82    2,210    (1,377)     (859)
Other income (expense):
  Interest expense............        --        (4)     (55)      (14)      (20)
  Interest income and other...        395      506      153        79        49
                                ---------  -------  -------  --------  --------
  Income (loss) before income
   taxes......................    (12,281)     584    2,308    (1,312)     (830)
  Income taxes................        --        23      --        --        --
                                ---------  -------  -------  --------  --------
  Income (loss) from
   continuing operations......    (12,281)     561    2,308    (1,312)     (830)
Discontinued operations:
  Loss from discontinued
   operations.................        --       --       --        --       (369)
  Loss on disposal of
   discontinued operations....        --       --       --        --     (2,657)
                                ---------  -------  -------  --------  --------
Loss from discontinued
 operations...................        --       --       --        --     (3,026)
                                ---------  -------  -------  --------  --------
Net income (loss).............  $ (12,281) $   561  $ 2,308  $ (1,312) $ (3,856)
                                =========  =======  =======  ========  ========
Basic net income (loss) per
 share (1)....................  $   (1.06) $  0.05  $  0.25  $  (0.15)
                                =========  =======  =======  ========
Diluted net income (loss) per
 share (1)....................  $   (1.06) $  0.05  $  0.23  $  (0.15)
                                =========  =======  =======  ========
Shares used in computing basic
 net income (loss) per share
 (1)..........................     11,596   11,164    9,098     8,580
Shares used in computing
 diluted net income (loss)
 per share (1)................     11,596   12,017   10,256     8,580
                                               December 31,
                                -----------------------------------------------
                                  1998      1997     1996      1995      1994
                                ---------  -------  -------  --------  --------
                                              (in thousands)
Balance Sheet Data:
Working capital...............  $   3,124  $15,008  $14,117  $  1,032  $  1,773
Total assets..................     10,010   19,288   19,177     5,705     8,259
Total debt....................        --       --       --        200       --
Redeemable convertible
 preferred stock..............        --       --       --     15,448    14,275
Stockholders' equity (net
 capital deficiency)..........      3,823   15,623   14,576   (13,825)  (11,400)

--------
(1)See Note 1 and 2 to Notes to Financial Statements.

  The following "Management Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Additionally, This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. The Company' s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Business" and "Risk Factors." The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated such forward-looking statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  We were incorporated in July 1992, when the management, in partnership with E.M. Warburg, Pincus & Co., LLC, purchased certain assets and liabilities of Litton Industries' Integrated Automation Division, a leading system integrator with a primary focus on the aerospace industry and secondary focus on the financial services and transportation industries. Following this acquisition, we began our transition from a system integrator and a provider of software development services to a developer of application software solutions. We decided to de-emphasize the aerospace market, to develop our enterprise transaction management platform into a stand-alone software product, and to build a series of software application frameworks based upon our complex enterprise transaction management platform targeted initially to the financial services industry. Through 1998, a majority of our total revenues were derived from large application development contracts. Our objective was to increase the portion of our total revenue derived from application software solutions sales. We were able to increase the amount of software license revenue in 1996 and in 1997, but suffered a significant decline in 1998. We believe this was primarily due to a much smaller available market for our existing application frameworks than originally expected, and that new application frameworks must be introduced in 1999 and subsequent years in order to substantially increase revenues. Our revenues declined 41.4% from $22.5 million in 1997 to $13.2 million in 1998. Also in 1998, we recorded a net loss of $12.3 million as compared to a net income of $561,000 in 1997. These results were caused by delays in implementation of our RemitVision application framework, and by the limited market potential of our CheckVision and RemitVision application frameworks. These products are affordable only by the top 125 U.S. banks, and our Check Archive is still in the early adopter phase by these banks. The market is also consolidating and is focused on solving the Year 2000 problem. We believe these issues have put severe constraints on resources available within the banking industry to successfully implement our offerings. We believe our technology and expertise apply to a broader sector of financial services, such as brokerage, mutual funds, insurance and credit card sectors.* Although we have successfully completed installations at both Fidelity Investments and Merrill Lynch, there can be no assurance that we will be successful in these markets, nor can there be any assurance as to the timing of this success.

  We currently sell four application frameworks, CheckVision, RemitVision, a loan operations application framework and StatementVision, which are built upon our enterprise transaction management platform. CheckVision is designed to maximize the value of archived transaction information over the entire useful life of such information, and RemitVision is designed to provide banks and other remittance processors with the ability to combine high volume consumer payment activity with complex accounts receivable processing in one production environment. The loan operations application framework uses workflow, imaging, and Intranet technology to enable a bank to more quickly, efficiently, and accurately to initiate a new consumer or installment
--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

loan. StatementVision enables financial services firms to efficiently manage, store, and distribute computer-generated reports and print-formatted documents such as customer statements. Our application software solutions are comprised of a core software product plus customization and installation services provided around the core product. We have also invested in growing the sales and marketing organization to sell our software solutions. At the same time, we have continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which we believe, may be the basis for future application frameworks. We plan to release in early 1999 our new StatementVision application framework, which is based on a large application development contract. There can be no assurance that this new application framework will generate additional revenues.

  During the transition from providing software development services to developing and selling application software solutions, a majority of our total revenues has been derived from the provision of services to customers pursuant to large software development contracts, certain of which provide the basis for our application frameworks. We recognize revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for 1998, 1997 and 1996 was 43.0%, 50.5% and 48.0%, respectively. In addition, we have transitioned out of selling hardware. Due in part to these transitions, in part to delays in our RemitVision application framework, and in part to fewer sales in 1998, we experienced a decline in total revenue in 1997 and a significant decline in total revenue in 1998. To achieve revenue growth and improve operating margins, we must increase market acceptance and sales of our application software solutions and introduce new application frameworks to expand our market appeal within the financial services industry. We must develop and enhance our sales and marketing capabilities, software development estimation, production and distribution infrastructure as we continue the transition from a pure service provider business to an application solutions business. There can be no assurance that we will be successful in creating the necessary capabilities and infrastructure. Any significant failure by us to manage the transition successfully has had and would continue to have a material adverse affect on our business, operating results and financial condition and would continue to create significant fluctuation in quarterly operating results.

  Installation of our application software solutions is, in part, dependent upon certain customer responsibilities. To the extent the customer activities are delayed, the installation of our application software may be delayed, which may result in a delay in revenue recognition, which could continue to have a material adverse affect on our business, operating results and financial condition. For example, we have experienced product installation delays which have resulted in us having lower than expected revenue and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997 and for each quarter of 1998. The failure to resolve similar situations in the future could continue to have an adverse affect on our operating results and could adversely affect our ability to market its solutions.

  Our total revenues are derived from software licenses, services and maintenance. We license software to end-users under non-cancelable license agreements and provide services such as customization, installation, training and software maintenance. Software license and service revenues are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts have and could continue to differ from our estimates for a variety of reasons, including delays in the installation of our application software solutions or greater than anticipated contract costs, and such differences could continue to be material to the financial statements. Allowance for future estimated warranty costs are provided at the time revenue is recognized. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year. We have taken steps to improve the accuracy of our software development and customization estimation process, but there can be no assurance that these measures will improve results. Allowances for future estimated warranty costs are provided at the time revenue is recognized. See
Note 1 to Notes to Financial Statements.

  At December 31, 1998, we had an accumulated deficit of approximately $24.2 million, including a net loss of $12.3 million in 1998. There can be no assurance that we will have operating profits in any future period.

Results of Operations

  The following table sets forth for the periods indicated statement of operations data expressed as a percentage of total revenues:

                                                   Years Ended December 31,
                                                  -----------------------------
                                                    1998       1997      1996
                                                  --------   --------  --------
   Revenues:
     License....................................      23.9%      35.2%     28.6%
     Service....................................      43.0       50.5      48.0
     Maintenance................................      33.1       14.3      10.1
     Hardware...................................       --         --       13.3
                                                  --------   --------  --------
       Total revenues...........................     100.0      100.0     100.0
                                                  --------   --------  --------
   Cost of revenues:
     License....................................       1.8        1.6       1.7
     Service....................................      56.5       37.0      27.3
     Maintenance................................      23.8        6.3       5.1
     Hardware...................................       --         --       10.6
                                                  --------   --------  --------
       Total cost of revenues...................      82.1       44.9      44.7
                                                  --------   --------  --------
   Gross margin.................................      17.9       55.1      55.3
                                                  --------   --------  --------
   Operating expenses:
     Sales and marketing........................      39.7       21.2      20.0
     General and administrative.................      33.8       13.6      10.3
     Product development........................      40.6       19.9      16.4
                                                  --------   --------  --------
       Total operating expenses.................     114.1       54.7      46.7
                                                  --------   --------  --------
   Operating income (loss)......................     (96.2)       0.4       8.6
     Interest income (expense) and other........       3.0        2.2       0.4
                                                  --------   --------  --------
   Income (loss) before income taxes............     (93.2)       2.6       9.0
     Income taxes...............................       --         0.1       --
                                                  --------   --------  --------
   Net income (loss)............................     (93.2)%      2.5%      9.0%
                                                  ========   ========  ========

Comparison of 1998, 1997, and 1996

Revenues

  License. License revenue to-date has been primarily derived from sale of licenses of our CheckVision, RemitVision, and WorkVision application frameworks. License revenue was $3.1 million, $7.9 million and $7.3 million in 1998, 1997 and 1996, respectively. This decrease in license revenue resulted from a smaller number of sales of our application frameworks, cancellation of purchase decisions arising from the impact of the banking industry mergers and customer preoccupation with Year 2000 Issues. Furthermore, customer imposed implementation and installation delays have delayed revenue recognition under the percentage-of-completion method. Management believes that we will need to penetrate additional market segments within financial services and expand into new vertical markets in the services industry to achieve license revenue growth, the timing of which is difficult to predict.

  Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for our CheckVision and RemitVision application frameworks. Service revenue was $5.7 million, $11.3 million and $12.3 million in 1998, 1997 and 1996, respectively. The decrease from 1997 service revenue in 1998 is primarily the result of a smaller number of sales of our application software solutions, customer delays deferring revenue recognition and deferral of expected new contracts. Additionally, the decrease in service revenue is also attributable to the continued transition from providing software development services to developing and selling application software solutions coupled with the completion of the majority of our large application development contracts. Management believes that we will need to penetrate other market segments within financial services and expand into new markets within the services industry to achieve service revenue growth, the timing of which is difficult to predict.

  Maintenance. Maintenance revenue is generated primarily by software support contracts to customers that have entered into license agreements for the use of our application frameworks. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue was $4.4 million, $3.2 million and $2.6 million in 1998, 1997 and 1996, respectively. Maintenance revenue increased in 1998 and 1997 due to the growing base of installed CheckVision application framework customers resulting in a corresponding increase in demand for maintenance related services, and due to the completion of a large application development contract that entered into maintenance in 1998. Due to the small number of sales in 1998, we believe that maintenance revenue is unlikely to increase in the short-term and may decline.

  Hardware. There were no hardware revenues for 1998 or 1997 after we found alternate hardware distribution channels to support our customers. Hardware revenues for 1996 was $3.4 million. The hardware revenue in 1996 was primarily the result of a large RemitVision contract, and to a lesser extent, numerous CheckVision contracts for which we were required to act as a reseller of certain hardware required for installation. Previously, we provided hardware to our customers where (i) the customer did not have a relationship with a particular hardware vendor and direct purchase by the customer would have significantly delayed the installation by us or (ii) certain hardware required for the operation of our CheckVision and/or RemitVision application frameworks were not available for direct sale to end users. We have decided to return to being a reseller for certain hardware vendors*, and was in the process of signing agreements to do so. As a result, future revenues may include a hardware component*, but there can be no assurance that we will be successful in reselling hardware, or that any hardware sales will positively affect our operating results.

Cost of Revenues

  License. Cost of license revenue decreased 36.2% in 1998 to $231,000 from $362,000 in 1997. Cost of license revenue decreased due to a negotiated decrease in royalties payable to third parties. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners or customers that fund or partially fund future application frameworks. Cost of license revenue as a percentage of license fees was consistent from 1996 to 1997.

  Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, training and development services. Cost of service revenue was $7.4 million in 1998, $8.3 million in 1997 and $7.0 million in 1996, or 131.4%, 73.3% and 56.9% of the related service revenue, respectively. Cost of service revenue decreased 10.6% in absolute dollars from 1997 to 1998 primarily due to the decrease in related service revenue and customer delays in installing our application software solutions. Cost of service revenue increased both in 1998 and 1997 on a percentage basis due both to customer delays and our delays. Although we have taken steps to reduce our cost of service revenue, there can be no assurance these steps will prove effective.

  Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the cost of services provided by third-parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue was $3.1 million in 1998, $1.4 million in 1997 and $1.3 million in 1996, or 71.9%, 44.1% and 50.7%, of the related maintenance revenue, respectively. Cost of maintenance revenue increased 121.1% in 1998 from 1997 due to maintenance
--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

revenue growth coupled with recently completed software development contracts requiring much higher levels of maintenance labor than previously experienced. From 1996 to 1997, maintenance costs increased due to an increased maintenance demand resulting from an increased CheckVision customer base. Although we have taken steps and initiated programs to reduce our cost of maintenance revenue, there can be no assurance these steps and programs will be affective.

  Hardware. Cost of hardware revenue consisted of direct costs of hardware supplied on behalf of customers. There was no cost of hardware revenue for 1998 and 1997. Cost of hardware revenue in 1996 was $2.7 million or 79.6% of related hardware revenue.

Operating expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expense was $5.2 million, $4.8 million and $5.1 million in 1998, 1997 and 1996, or 39.7%, 21.2% and 20.0%, of total revenues, respectively. Sales and marketing expense increased 10.0% from 1997 to 1998 primarily due to an expansion of the marketing staff. The decrease in sales and marketing expense from 1996 to 1997 was mainly the result of decreased sales commissions. Sales and marketing expenses increased substantially in 1998 as a percentage of revenue due to the decrease in revenue coupled with the fact that these expenses are relatively fixed. We are, however, implementing cost control measures in an effort to manage expense growth, but there can be no assurance these measures will be successful.

  General and administrative. General and administrative expense was $4.5 million in 1998, $3.1 million in 1997 and $2.6 million in 1996, or 33.8%, 13.6% and 10.3% of total revenues, respectively. General and administrative expense increased 45.8% from 1997 to 1998 due primarily to an increase in executive salary and executive recruiting costs coupled with an increase in allowance for doubtful accounts for certain contracts associated with high collectibility risks. Additionally, stock-based compensation expense was recorded for the issuance of stock options to non-employees. General and administrative expenses increased substantially in 1998 as a percentage of revenues due to the decrease in revenues coupled with the fact that these expenses are relatively fixed. General and administrative expense increased 15.5% from 1996 to 1997 primarily due to expenses incurred as the result of being a public company. We are implementing cost control measures in an effort to manage expense growth, but there can be no assurance these measures will be successful.

  Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expense was $5.3 million, $4.5 million and $4.2 million in 1998, 1997 and 1996, or 40.6%,
19.9% and 16.4% of total revenues, respectively. In 1998 and 1997, product development expense increased primarily as a result of increased personnel costs and associated infrastructure costs required to support software development initiatives to enhance and expand our product offerings. In particular, our development expenditure increase in 1998 from 1997 were driven by expenditures associated with the unveiling of RemitVision Release 2.0 in July 1998, and by expenditures associated with RemitVision release 4.0 over the balance of 1998. We may continue to experience increased product development costs associated with product enhancement and new application frameworks, which are, deemed necessary to adequately address the changing needs of the marketplace*. In particular, to the extent we are required to develop future application frameworks without development contracts, our expenditures for product development may increase.

Liquidity and Capital Resources

We completed our initial public offering of common stock on November 8, 1996 raising net proceeds of $10.6 million. Our common stock trades on the NASDAQ National Market under the symbol IACP.
--------
* This statement is a forward-looking statement reflecting current expectations, There can be assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

  We used cash of $1.4 million, $1.7 million and $353,000 for operating activities for 1998, 1997 and 1996, respectively. The decrease in the use of cash from 1997 to 1998 was primarily the result of cash provided from the decrease in accounts receivable The increase in the use of cash from 1996 to 1997 was mainly due to a decrease in net income and an increase in accounts receivable.

  Our investing activities have consisted primarily of purchases of short-term investments and property and equipment. Short-term investments purchased and sold in 1998 totaled $10.8 million and $12.8 million, respectively. In 1997, short-term investments purchased totaled $2.0 million. Short-term investments were not purchased in 1996. Capital expenditures for 1998 were $472,000, offset by $37,000 by proceeds from sales of property and equipment. Capital expenditures were $476,000 and $351,000 for 1997 and 1996, respectively. Capital expenditures consisted of purchases of computer equipment and office furniture to support our product development needs and Year 2000 compatibility requirements. We currently have no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for our facilities. See Note 4 of Notes to the Financial Statements.

  Cash provided by financing activities of $348,000 in 1998 was the result of net proceeds from the exercise of stock options and employee stock purchases under our employee stock purchase plan. In 1997, cash provided by financing activities of $445,000 was comprised of proceeds from purchases of common stock under the employee stock purchase and stock option plans. The initial public offering of our common stock, and net bank borrowings provided the cash from financing activities in 1996.

  At December 31, 1998, we had $7.6 million in cash and cash equivalents and $3.1 million in working capital. Our $2.0 million bank line of credit agreement expired in July 1998. We have decided not to renew the line of credit agreement.

  We believe that our existing cash, cash equivalents and short-term cash investments, together with expected cash flows from operations, will be sufficient to fund our operations for the next 12 months*. In the event that such existing and expected resources are not sufficient to fund our operations for the next 12 months, we will need to obtain financing. There can be no assurance that such financing will be available on acceptable terms, if at all, and that such terms may be delutive to our existing stockholders. Our inability to secure necessary funding would have a material adverse affect on our financial condition and results of operation.

Impact of Year 2000

  Our Business Could Be Affected By Year 2000 Issues. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure of our internal systems to correctly recognize date information when the year changes to 2000 could significantly harm our operations.

  In assessing the affect of the Year 2000 Issue on the Company, we have determined the need to evaluate the following general areas:

  .internal infrastructure

  .supplier relationships

  .products sold to customers
--------
* This statement is a forward-looking statement reflecting current expectations, There can be assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

  Internal Infrastructure. We have assessed our internal systems, including our telecommunication services, climate control, building access and other infrastructual services. Based on our assessment, we have identified necessary modifications to our telecommunications and internal computer systems to make them Year 2000 compatible. We expect to implement the telecommunications and computer systems modifications by July 31, 1999.* We cannot assure you that our other internal systems contain all necessary software for Year 2000 compatibility.

  Supplier Relationships. We have contacted our critical suppliers of products and services to determine that their operations and the products and services they provide to us are Year 2000 compatible. We cannot assure you that the failure of one of our suppliers to ensure appropriate Year 2000 compatibility would not significantly harm our business, operations or financial condition.

  Products Sold to Customers. We have also assessed the capability of our products that we sold to customers. Based on this assessment, we do not expect that contingencies related to the Year 2000 Issue for the products we sold are likely to significantly harm our business*. We cannot assure you, however, that our application software solutions contain all necessary software for Year 2000 compatibility. Additionally, our products incorporate third party software products which are in turn incorporated into our customers' products and internal systems, which we do not develop. The performance of our application frameworks could be affected if a Year 2000 Issue exists in any different third-party software product or a component of a customer's product or internal system. We have not, and will not, assess the existence of these potential problems in our customers' products or internal systems.

  If any of our licensees experience Year 2000 Issues, such licensees could assert claims for damages against us. Any such litigation could result in substantial costs and diversion of our resources, even if ultimately decided in our favor. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compatible. These expenditures may result in reduced funds available to purchase our application software solutions. The occurrence of any of the foregoing could significantly harm our business, financial condition and results from operations.

  We have not developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our products or critical operations, and we do not plan to do so in the future. The expected costs associated with respect to Year 2000 Issues is estimated to equal $50,000 and are to be funded by our available cash. We will continue to expend resources to address this issue in the future.* We cannot assure you, however, that the Year 2000 Issue will not have an adverse impact on our business, financial condition and results of operations.

Item 7a. Market Risk Disclosures

  Our investments consist primarily of short-term money market investments that earn interest at a fixed rate. All of our cash equivalents at December 31, 1998 have maturity dates of less than 90 days. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.

Item 8. Financial Statements and Supplementary Data

  Our financial statements together with related notes, report of Ernst & Young LLP, Independent Auditors, and supplementary financial information are listed at Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.
--------
* This statement is a forward-looking statement reflecting current expectations, There can be assurance that the Company's actual results will meet the Company's current expectations due to factors described in this Annual Report on Form 10-K, including those factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

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

Item 10. Directors and Executive Officers of the Registrant

  Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption "Executive Officers" in Part I of this report. The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 16, 1999, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference.

Item 11. Executive Compensation

  The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 16, 1999, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 16, 1999, sets forth certain information with respect to the ownership of the Registrant's common stock and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 16, 1999, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

     (1) Financial Statements--see "Index to Financial Statements"

     (2) Financial Statement Schedules:

             Schedule II--Valuation and Qualifying Accounts

                 All schedules, except those listed above, have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

     (3) Exhibits

         3.1(a)* Certificate of Incorporation of the Registrant, as amended
                 (formerly Exhibit 3.1)
         3.2*    Bylaws of the Registrant.
         4.1*    Stockholders' Agreement dated July 31, 1992; Amendment No. 1 to Stockholders' Agreement dated May 28, 1996.
        10.1+*   Agreement between Mellon Bank Corporation and the Registrant dated March 24, 1995.
        10.2*    1992 Stock Plan.
        10.3*    1996 Stock Plan.
        10.4*    1996 Employee Stock Purchase Plan.
        10.5*    Loan and Security Agreement dated May 20, 1994 between
                 Registrant and Bank of the West; First Amendment dated May 22,
                 1995; Second Amendment dated February 21, 1996; Form of Third
                 Amendment.
        10.6*    Severance and Non-Compete Agreement dated July 31, 1992
                 between Chakravarthi V. Ravi and the Registrant.
        10.7*    Lease by and between Watergate Tower Associates and the
                 Registrant dated June 30, 1993
        10.8*    Form of Indemnity Agreement.
        10.9*    Share Exchange Agreement dated May 29, 1996 between the
                 Registrant, Warburg, Pincus Investors, L.P. and holders of the
                 Registrant's Series A Preferred Stock.
        10.10*   Amendment No. 1 to the Share Exchange Agreement dated November
                 6, 1996 between the Registrant, Warburg, Pincus Investors,
                 L.P. and holders of the Registrant's Series A Preferred Stock.
        10.11**  Employment Agreement between the Registrant and Kevin D.
                 Moran, dated July 22, 1998.
        10.12**  Severance and Non-Compete Agreement between the Registrant and
                 Dr. C.V. Ravi, dated July 22, 1998.
        21.1*    Subsidiaries of the Registrant.
        23.1     Consent of Ernst & Young LLP, Independent Auditors.
        24.1     Power of Attorney (see page 47)
        27.1     Financial Data Schedule

--------
+  Confidential treatment has been granted for portions of these agreements.
* Incorporated by reference to the exhibits filed with the Company's registration statement on Form SB-2 (Registration Statement No. 333-4928-
   LA)
** Incorporated by reference to the exhibits filed with the Company's
   September 30, 1998 Form 10-Q

  (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

                                IA CORPORATION I

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........................  33
Balance Sheets..............................................................  34
Statements of Operations....................................................  35
Statements of Stockholders' Equity (Net Capital Deficiency).................  36
Statements of Cash Flows....................................................  37
Notes to Financial Statements...............................................  38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IA Corporation I

  We have audited the accompanying balance sheets of IA Corporation I as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IA Corporation I at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP
Walnut Creek, California
January 27, 1999

                                IA CORPORATION I

                                 BALANCE SHEETS
                (in thousands, except share and per share data)

                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
Assets
Current assets:
  Cash and cash equivalents ................................ $  7,582  $ 7,058
  Short-term investments....................................      --     2,000
  Receivables, including unbilled receivables of $0 in 1998
   and $4,593 in 1997, less allowance for doubtful accounts
   of $1,248 at December 31, 1998 and $46 at December 31,
   1997.....................................................    1,051    8,867
  Other current assets......................................      678      748
                                                             --------  -------
    Total current assets....................................    9,311   18,673
Property and equipment, net.................................      699      615
                                                             --------  -------
                                                             $ 10,010  $19,288
                                                             ========  =======
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.......................................... $    246  $   343
  Accrued compensation and related liabilities..............    1,809    1,400
  Deferred revenues.........................................    2,234    1,402
  Other accrued liabilities.................................    1,898      520
                                                             --------  -------
    Total current liabilities...............................    6,187    3,665
Commitments
Stockholders' equity:
  Common shares, $0.01 par value:
    Authorized shares--35,000,000
    Issued and outstanding shares--9,336,329 at December 31,
     1998
     and 8,866,460 at December 31, 1997.....................       93       89
  Class B Common shares, $0.01 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares--2,417,112................       25       25
  Additional paid-in capital................................   28,150   27,563
  Accumulated deficit.......................................  (24,204) (11,923)
  Deferred compensation.....................................     (241)    (131)
                                                             --------  -------
    Total stockholders' equity..............................    3,823   15,623
                                                             --------  -------
                                                             $ 10,010  $19,288
                                                             ========  =======

                             See Accompanying Notes

                                IA CORPORATION I

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                        1998     1997    1996
                                                      --------  ------  -------
Revenues:
  License...........................................  $  3,141  $7,911  $ 7,345
  Service...........................................     5,661  11,347   12,347
  Maintenance.......................................     4,369   3,223    2,588
  Hardware..........................................       --      --     3,412
                                                      --------  ------  -------
    Total revenues..................................    13,171  22,481   25,692
Cost of revenues:
  License...........................................       231     362      426
  Service...........................................     7,441   8,322    7,023
  Maintenance.......................................     3,142   1,421    1,312
  Hardware..........................................       --      --     2,716
                                                      --------  ------  -------
    Total cost of revenues..........................    10,814  10,105   11,477
Operating expenses:
  Sales and marketing...............................     5,234   4,757    5,133
  General and administrative........................     4,456   3,057    2,646
  Product development...............................     5,343   4,480    4,226
                                                      --------  ------  -------
    Total operating expenses........................    15,033  12,294   12,005
                                                      --------  ------  -------
Operating income (loss).............................   (12,676)     82    2,210
Other income (expense):
  Interest expense..................................       --       (4)     (55)
  Interest income and other.........................       395     506      153
                                                      --------  ------  -------
Income (loss) before income taxes...................   (12,281)    584    2,308
  Income taxes......................................       --       23      --
                                                      --------  ------  -------
Net income (loss)...................................   (12,281)    561    2,308
Preferred stock dividends and accretion.............       --      --      (880)
                                                      --------  ------  -------
Net income (loss) applicable to common stockholders.  $(12,281) $  561  $ 1,428
                                                      ========  ======  =======
  Basic net income (loss) per share.................  $  (1.06) $ 0.05  $  0.25
                                                      ========  ======  =======
  Diluted net income (loss) per share...............  $  (1.06) $ 0.05  $  0.23
                                                      ========  ======  =======
  Shares used in computing basic net income (loss)
   per share........................................    11,596  11,164    9,098
  Shares used in computing diluted net income (loss)
   per share........................................    11,596  12,017   10,256

                             See Accompanying Notes

                                IA CORPORATION I

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                       (in thousands, except share data)

                                                                                  Total
                                                                               Stockholders
                           Common Stock    Additional                             Equity
                         -----------------  Paid-in-  Accumulated   Deferred   (Net Capital
                           Shares   Amount  Capital     Deficit   Compensation  Deficiency)
                         ---------- ------ ---------- ----------- ------------ ------------
Balances, December 31,
 1995...................  5,630,016  $ 56   $    31    $(13,912)     $ --        $(13,825)
  Issuance of common
   stock under stock
   option plan..........    275,540     4         5         --         --               9
  Initial public
   offering of common
   stock, net of
   expenses of $1,283...  2,130,841    21    10,585         --         --          10,606
  Conversion of
   preferred stock......  2,973,117    30    16,298         --         --          16,328
  Deferred compensation
   resulting from grant
   of options...........        --    --        202         --        (202)           --
  Amortization of
   deferred
   compensation.........        --    --        --          --          30             30
  Accretion of
   mandatorily
   redeemable
   convertible preferred
   stock................        --    --        --         (880)       --            (880)
  Net income and
   comprehensive income.        --    --        --        2,308        --           2,308
                         ----------  ----   -------    --------      -----       --------
Balances, December 31,
 1996................... 11,009,514  $111   $27,121    $(12,484)     $(172)      $ 14,576
  Issuance of common
   stock under stock
   option and stock
   purchase plan........    274,058     3       442         --         --             445
  Amortization of
   deferred
   compensation.........        --    --        --          --          41             41
  Net income and
   comprehensive income.        --    --        --          561        --             561
                         ----------  ----   -------    --------      -----       --------
Balances, December 31,
 1997................... 11,283,572  $114   $27,563    $(11,923)     $(131)      $ 15,623
  Issuance of common
   stock under stock
   option and stock
   purchase plans.......    469,869     4       344         --         --             348
  Deferred compensation
   resulting from grant
   of options...........        --    --        243         --        (243)           --
  Amortization of
   deferred
   compensation.........        --    --        --          --         133            133
  Net loss and
   comprehensive loss...        --    --        --      (12,281)       --         (12,281)
                         ----------  ----   -------    --------      -----       --------
Balances, December 31,
 1998................... 11,753,441  $118   $28,150    $(24,204)     $(241)      $  3,823
                         ==========  ====   =======    ========      =====       ========

                             See Accompanying Notes

                                IA CORPORATION I

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
Operating activities
Net income (loss):................................  $(12,281) $   561  $ 2,308
Adjustments to reconcile net income (loss) to net
 cash
 used in operating activities:
  Depreciation....................................       351      320      276
  Amortization of deferred compensation...........       133       41       30
  Loss on disposal of property and equipment......       --       --        (9)
  Changes in operating assets and liabilities:
    Receivables...................................     7,816   (1,608)  (3,870)
    Other current assets..........................        70      (95)     193
    Accounts payable..............................       (97)    (397)     473
    Accrued compensation and related liabilities..       409      (33)     409
    Deferred revenues.............................       832     (605)    (313)
    Other accrued liabilities.....................     1,378       99      150
                                                    --------  -------  -------
Net cash used in operating activities.............    (1,389)  (1,717)    (353)
                                                    --------  -------  -------
Investing activities
Purchases of property and equipment...............      (472)    (476)    (351)
Proceeds from sales of property and equipment.....        37      --        16
Purchases of short-term investments...............   (10,826)  (2,000)     --
Maturities of short-term investments..............    12,826      --       --
                                                    --------  -------  -------
Net cash provided by (used) in investing
 activities.......................................     1,565   (2,476)    (335)
                                                    --------  -------  -------
Financing activities
Borrowings under bank line of credit..............       --       300      778
Repayment of borrowings under bank line of credit.       --      (300)    (978)
Net proceeds from issuance of common stock........       348      445   10,615
                                                    --------  -------  -------
Net cash provided by financing activities.........       348      445   10,415
                                                    --------  -------  -------
Net increase (decrease) in cash...................       524   (3,748)   9,727
Cash at beginning of period.......................     7,058   10,806    1,079
                                                    --------  -------  -------
Cash at end of period.............................  $  7,582  $ 7,058  $10,806
                                                    ========  =======  =======
Supplemental disclosure of cash flow information:
  Deferred compensation related to stock option
   grants.........................................  $    243  $   --   $   202
                                                    ========  =======  =======
  Cash paid for interest..........................  $      5  $     4  $    56
                                                    ========  =======  =======
Supplemental noncash investing and financing
 information:
  Conversion of preferred stock to common stock...  $    --   $   --   $16,328
                                                    ========  =======  =======

                             See Accompanying Notes

                               IA CORPORATION I

                         NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

 Our Company and Basis of Presentation

  IA Corporation I was incorporated on July 20, 1992. We develop, market, implement and support large-scale application software solutions to financial services organizations primarily in North America.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash, Cash Equivalents and Short-term Investments

  Cash and cash equivalents consist of deposits with major banks, certificates of deposit and commercial paper with original maturities of three months or less. Short-term investments consist of investments in debt securities with maturities of more than three months, and less than one year.

  We classify all investments in debt securities as available-for-sale or held-to-maturity at the time of purchase and periodically reevaluate such designations. Investments in marketable equity securities and debt securities are classified as held-to-maturity when we have positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value. Unrecognized gains or losses for available-for-sale securities are included, net of tax, in stockholders' equity until their disposition, if material. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method.

  While our intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. At December 31, 1998 and 1997, we had investments in commercial paper recorded in the amount of $4,980,000 (all of which was classified as cash equivalents), and $5,955,000 (of which $2,000,000 was classified as short-term investments and $3,955,000 was classified as cash equivalents), respectively, which amounts approximates fair value. Unrealized and realized gains and losses in 1998 and 1997 were not material.

 Property and Equipment

  Property and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from three to seven years.

 Software Development Costs

  We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is

                               IA CORPORATION I
established upon completion of a working model. As of December 31, 1998, such capitalizable software development costs have been insignificant and all software development costs have been charged to product development expenses in the accompanying statements of operations.

 Revenue Recognition

  We follow Statements of Position No. (SOP) 97-2, Software Revenue Recognition and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition as of January 1, 1998. SOP 97- 2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede SOP 91-1, Software Revenue Recognition. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on our financial results.

  We license software to end-users and re-sellers under non-cancelable license agreements and provide services to end-users consisting of customization, installation, training and software maintenance. Software license and service revenues are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Estimated losses on contracts are reported in the period in which such losses become known. Allowance for future estimated warranty costs are provided at the time revenue is recognized. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year. Allowances for future estimated warranty costs are provided at the time revenue is recognized. Hardware revenue was recognized when the title passed to the customer.

 Credit Risk

  We currently sell our services primarily to large corporations in the financial services industry in North America. We extend credit based on an evaluation of the customer's financial condition and, generally, do not require collateral. We maintain reserves for potential credit losses, which we believe, are adequate to cover any potential loss. Actual credit losses may differ from our estimates and such differences could be material to the financial statements.

 Stock-Based Compensation

  We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for employee stock options in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because we believe the alternative fair value accounting provided for under Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. We have adopted the "disclosure only" alternative described in FAS 123.

 Net Income (Loss) per Share

  Shares used in computing basic and diluted net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes any dilutive affects of stock options. Diluted net income (loss) per share includes the dilutive affect of outstanding stock options using the "treasury stock" method.

 Recent Accounting Pronouncements

  We have adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, as of January 1, 1998. SFAS No. 130 establishes new rules for the reporting of comprehensive income

                               IA CORPORATION I
and its components, however, it had no impact on our net income (loss) or stockholders' equity (net capital deficiency). There is no difference between comprehensive income (loss) and net income (loss) for the years ended December 31, 1998, 1997 and 1996.

  In 1998, we adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS
131) for the year ended December 31, 1998. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. We operate in one segment.

2. Net Income (Loss) per Share Applicable to Our Common Stockholders

  Net income (loss) per share applicable to our common stockholders is calculated as follows (in thousands, except per share data):

                                                  Years Ended December 31,
                                                  ----------------------------
                                                    1998        1997    1996
                                                  --------     ------- -------
Net income (loss)................................ $(12,281)    $   561 $ 2,308
Preferred dividends and accretion................      --          --  $  (880)
                                                  --------     ------- -------
Basic and diluted net income (loss)
 available to common stockholders................ $(12,281)    $   561 $ 1,428
Shares used in computing basic net
 income (loss) per share.........................   11,596      11,164   9,098
Affect of dilutive securities--stock options.....      --  (a)     853   1,158
                                                  --------     ------- -------
Shares used in computing diluted net
 income (loss) per share.........................   11,596      12,017 10, 256
                                                  ========     ======= =======
Basic net income (loss) per share................ $  (1.06)    $  0.05 $  0.25
                                                  ========     ======= =======
Diluted net income (loss) per share.............. $  (1.06)    $  0.05 $  0.23
                                                  ========     ======= =======
Basic net income (loss) per common share......... $  (1.06)    $  0.05 $  0.16
                                                  ========     ======= =======
Diluted net income (loss) per common share....... $  (1.06)    $  0.05 $  0.14
                                                  ========     ======= =======

--------
(a) The effect (using the treasury stock method) of 3,175,596 outstanding stock options is excluded from the calculation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

3. Property and Equipment

  Property and equipment consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
   Computer equipment and software.................... $ 2,124,000  $ 1,795,000
   Furniture and fixtures.............................     394,000      340,000
   Other..............................................      83,000       31,000
                                                       -----------  -----------
                                                         2,601,000    2,166,000
   Less accumulated depreciation......................  (1,902,000)  (1,551,000)
                                                       -----------  -----------
                                                       $   699,000  $   615,000
                                                       ===========  ===========

                               IA CORPORATION I

4. Commitments

  We lease office space and certain equipment under non-cancelable operating leases. These operating leases expire in various years through 2004. Future minimum lease payments for the years ending December 31 are as follows:

      1999...........................................................  1,481,426
      2000...........................................................  1,362,470
      2001...........................................................  1,304,848
      2002...........................................................  1,321,408
      2003 and thereafter............................................  1,805,363
                                                                      ----------
      Total.......................................................... $7,275,515
                                                                      ==========

  Rent expense was $1,601,000, $1,324,000 and $1,568,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.  Stockholders' Equity

 Initial Public Offering

  On November 8, 1996, we completed an initial public offering of 2,525,000 shares of common stock (including shares sold by selling stockholders), at $6.00 per share. We received net proceeds of $10,092,000. In connection with the initial public offering, Series A preferred stock plus all accrued dividends converted into 2,973,117 shares of common stock, of which 2,417,112 is Class B common stock. On December 10, 1996, the underwriters exercised a portion of their overallotment option and we issued an additional 130,841 shares of our common stock, raising net proceeds of $514,000.

 Preferred Stock

  On May 28, 1996, we amended our Certificate of Incorporation to allow the Board of Directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.

 Class B Common Stock

  On May 28, 1996, we amended our Certificate of Incorporation to authorize the issuance of Class B common stock. Upon the closing of the initial public offering, 2,417,112 shares of Class B common stock were issued in exchange for a portion of the outstanding Series A preferred stock and accrued dividends. The Class B common stock has the same rights, preferences, privileges, and restrictions as the common stock, except that the Class B common stock has very limited voting rights and does not vote for the election of directors. The shares of Class B common stock are also convertible at the option of the holder into common stock, so long as such conversion does not result in the holder obtaining greater than 49% of our outstanding voting securities.

 Stock Split

  On April 30, 1996, the Board of Directors approved a five-for-one stock split of issued and outstanding common stock. On May 28, 1996, the Board of Directors approved an additional seven-for-five stock split of issued and outstanding common stock. All shares in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

                               IA CORPORATION I

 Stock Repricing

  In August 1998, the Board of Directors approved a stock option repricing program pursuant to which employees elected to exchange or amend their then outstanding employee stock options for new employee stock options having an exercise price of $1.75 per share (equal to the fair market value at August 17, 1998), with exercisability generally prohibited until September 29,1998, except in the event of death or disability. A total of 1,208,378 options with exercise prices ranging from $1.81 to $6.00 per share were exchanged or amended under the program. The exchange of such options is presented in the table below as cancellations and subsequent grants.

 Stock Option Plans

  Under the provisions of our 1992 Stock Plan (the "1992 Plan"), the Board of Directors authorized up to 1,658,769 shares of common stock for the grant of incentive stock options ("ISOs"), nonqualifying stock options ("NSOs"), or stock purchase rights. All options granted under the 1992 Plan expire seven years after the date of the grant. Generally, options become vested and exercisable 20% one year after the date of grant and then 5% at the end of each three-month period thereafter.

  On May 28, 1996, we adopted the 1996 Stock Plan (the "1996 Plan") which provides for the grant of ISO's, NSO's and stock purchase rights. All options under the 1996 Plan expire ten years after the date of the grant and generally become vested and exercisable 25% one year after date of grant and then 1/48 at the end of each month thereafter. A total of 2,100,000 shares of common stock have been reserved for issuance under the 1996 Plan.

  Stock option data is as follows:

                                                     Weighted Average Exercise
                                   Number of Shares Price of Shares Under Plans
                                   ---------------- ---------------------------
Options outstanding at December
 31, 1995.........................     1,158,465               $0.08
Options granted...................       455,199                1.93
Options exercised.................      (275,540)               0.03
Options canceled..................       (23,800)               1.04
                                      ----------               -----
Options outstanding at December
 31, 1996.........................     1,314,324                0.71
Options granted...................       861,900                2.84
Options exercised.................      (138,190)               0.18
Options canceled..................      (321,909)               2.15
                                      ----------               -----
Options outstanding at December
 31, 1997.........................     1,716,125                1.55
Options granted...................     3,533,000                1.67
Options exercised.................      (278,619)               0.12
Options canceled..................    (1,794,910)               2.31
                                      ----------               -----
Options outstanding at December
 31, 1998.........................     3,175,596               $1.38
                                      ==========               =====

                               IA CORPORATION I

  At December 31, 1998, options to purchase 728,866 shares of common stock were exercisable at prices ranging from $0.01 to $6.00 per share. The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 were $0.47 and $1.58, respectively. The weighted average fair value of options granted during 1996 with exercise prices less than the market price at date of grant was $0.82 per share. The weighted average fair value of options granted during 1996 with exercise prices equal to the market at date of grant was $1.21 per share. At December 31, 1998, 810,805 options to purchase common stock were available for future option grants. The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                     Options Outstanding              Options Exercisable
            -------------------------------------- --------------------------
                            Weighted
                Number       Average    Weighted       Number      Weighted
 Range of   Outstanding at  Remaining    Average   Exercisable at   Average
 Exercise    December 31,  Contractual Exercisable  December 31,  Exercisable
  Prices         1998         Life        Price         1998         Price
 --------   -------------- ----------- ----------- -------------- -----------
 $ 0.01--$
  0.56          826,521       5.88        $0.33       355,356        $0.09
 $ 1.43--$
  2.32        2,326,638       8.81        $1.74       366,795        $1.68
 $ 2.56--$
  3.25           20,937       8.73        $2.91         6,059        $3.00
 $ 6.00--$
  6.00            1,500       7.87        $6.00           656        $6.00
              ---------       ----        -----       -------        -----
              3,175,596       8.05        $1.38       728,866        $0.92
              =========       ====        =====       =======        =====

 Stock-Based Compensation

  We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for our employee stock awards because as discussed below, the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS
123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

  Pro forma information regarding net income (loss) and income (loss) per share is required by FAS 123, which requires the information be presented as if we had adopted the fair value of options granted subsequent to December 31, 1998. The Black-Scholes options pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected price volatility. Because our options have characteristics significantly different from those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

  In the year ended December 31, 1998 and 1997, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. In the year ended December 31, 1996, for the period prior to the initial public offering, the fair value of each option granted was estimated at the date of grant using the minimum value method with the following weighted average assumptions. The minimum value method differs from methods designed to estimate the fair value of an option, such as the Black-Scholes option pricing model, because it does not consider the affect of expected volatility.

                               IA CORPORATION I

  The weighted average assumptions used are as follows:

                                                               Employee Stock
                                      Stock Option Plans       Purchase Plans
                                    -------------------------  ----------------
                                                                 Year Ended
                                    Year Ended December 31,     December 31,
                                    -------------------------  ----------------
                                     1998     1997     1996     1998     1997
                                    -------  -------  -------  -------  -------
Risk-free interest rate............    5.04%    6.16%    6.09%    5.04%    5.55%
Volatility.........................    1.21     0.75     0.75     1.21     0.75
Dividend yield.....................     0.0%     0.0%     0.0%     0.0%     0.0%
Expected life in years.............    4.97     5.23     6.00     0.50     0.50

  Had the compensation costs been determined based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed under FAS 123, our net income (loss) and net income (loss) per share for the year ended the year ended December 31, 1998 would have decreased by $752,000, or $0.06 pro forma basic and diluted earnings per share and for December 31, 1997 would have decreased by approximately $651,000, or $0.06 and $0.05 per share for pro forma basic and diluted earnings per share, respectively. The effect on the year ended December 31, 1996 was not material. For purposes of adjusted disclosures, the estimated fair value of the option is amortized to expense over the vesting period for options and the purchase period for stock purchases under the Employee Stock Purchase Plan. The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

 Employee Stock Purchase Plans

  On May 28, 1996, we adopted an Employee Stock Purchase Plan (the "Plan"). Under the Plan, 400,000 shares of common stock have been reserved for issuance. The Plan has 24-month offering periods, with each offering period divided into four consecutive six-month purchase periods. The Plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of our common stock as of the first day of the offering period or the fair market value of the stock at the end of each purchase period.

  On June 17, 1998, we adopted the 1998 Employee Stock Purchase Plan (the "1998 Plan"). The 1998 Plan has 12 month offering periods, with each offering period divided into two six-month purchase periods and includes an automatic share replenishment feature. The 1998 Plan has 250,000 shares of common stock which have been initially reserved for future issuance, plus annual increases, beginning in 1999, equal to the lesser of (i) 300,000 shares, (ii) 2% of the outstanding shares or (iii) a lesser amount determined by the Board of Directors, for issuance thereunder subject to shareholder approval. The 1998 Plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of our common stock as of the first day of the offering period or the fair market value of the stock at the end of each purchase period.

  At December 31, 1998, 362,221 shares were available for issuance. During 1998 and 1997, employees purchased 191,260 and 96,419 shares under the plan, respectively. The weighted average fair value of the rights granted in 1998 and 1997 using the Black-Scholes model was $0.60 and $2.69 per share.

6. Savings Plan

  We maintain a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 18% of their pre-tax salaries, but not more than the statutory limits. We contribute fifty cents for

                                IA CORPORATION I
each dollar contributed by a participant, with a maximum contribution of 2% of a participant's earnings. The Company's matching contribution to the savings plan was $163,000, $138,000 and $124,000 in 1998, 1997 and 1996, respectively.

7. Income Taxes

  At December 31, 1998, we had a net operating loss carryforward for federal income tax purposes of approximately $12,134,000 expiring in the years 2008 through 2018 and federal tax credits of approximately $564,000 expiring in years 2008 through 2013. We have a net operating loss carryforward for state income tax purposes of approximately $3,923,000 expiring in the years 2000 through 2003 and state tax credits of approximately $245,000 with an indefinite carryforward.

  The valuation allowance increased by $4,916,000 and decreased by $317,000 during the years ended December 31, 1998 and 1997, respectively.

  Due to "change in ownership" provisions of the Internal Revenue Code, utilization of the net operating loss and tax credit carryforward may be subject to an annual limitation regarding their utilization against taxable income in future periods.

  Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
      Deferred tax assets:
        Net operating loss carryover.................. $ 4,307,000  $ 3,260,000
        Tax credit carryovers.........................     809,000      571,000
        Capital loss carryovers.......................   1,145,000    1,145,000
        Accrued expenses and reserves.................   2,195,000    1,050,000
        Other.........................................     159,000       60,000
                                                       -----------  -----------
          Total deferred tax assets...................   8,615,000    6,086,000
                                                       ===========  ===========
      Deferred tax liabilities:
        Deferred revenue..............................    (324,000)  (2,658,000)
        Other.........................................    (164,000)    (217,000)
                                                       -----------  -----------
          Total deferred tax liabilities..............    (488,000)  (2,875,000)
                                                       ===========  ===========
      Net deferred tax assets.........................   8,127,000    3,211,000
      Valuation allowance.............................  (8,127,000)  (3,211,000)
                                                       -----------  -----------
      Net deferred tax assets......................... $       --   $       --
                                                       ===========  ===========

8. Significant Customers

  In 1998, one customer accounted for 10% of total revenues. In 1997, two customers accounted for 13% and 11% of total revenues, respectively. In 1996, two customers accounted for 19% and 15% of total revenues, respectively.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                         Balance
                                            Balance                        at
                                              at                           End
                                           Beginning                       of
                                           of Period Additions Deletions Period
                                           --------- --------- --------- -------
                                                      (in thousands)
Year ended December 31, 1998
 Deducted from asset accounts
  Allowance for doubtful accounts.........    $46     $1,202     $--     $1,248
                                              ---     ------     ----    ------
    Totals................................    $46     $1,202     $--     $1,248
                                              ===     ======     ====    ======
Year ended December 31, 1997
 Deducted from asset accounts
  Allowance for doubtful accounts.........    $46     $  --      $--     $   46
                                              ---     ------     ----    ------
    Totals................................    $46     $  --      $--     $   46
                                              ===     ======     ====    ======
Year ended December 31, 1996
 Deducted from asset accounts
  Allowance for doubtful accounts.........    $50     $  --      $  4    $   46
                                              ---     ------     ----    ------
    Totals................................    $50     $  --      $  4    $   46
                                              ===     ======     ====    ======

                                  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in the City of Emeryville, State of California, on the day of March 31,1999.


                                          IA CORPORATION I

                                                 /s/ Kevin D. Moran
                                          By: _________________________________
                                                     Kevin D. Moran
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin D. Moran, his attorney-in-fact, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


      Signatures                        Titles                       Date
      ----------                        ------                       ----


     /s/ Kevin D. Moran            President, Chief Executive   March 31, 1999
-------------------------------    Officer and Chairman of the
        Kevin D. Moran             Board (Principal Executive
                                            Officer)

    /s/ David M. Winkler            Vice President and Chief    March 31, 1999
-------------------------------             Financial
       David M. Winkler           Officer (Principal Financial
                                               and
                                   Accounting Officer)

      /s/ Stewart Gross                     Director            March 31, 1999
-------------------------------
         Stewart Gross

       /s/ Randy Katz                       Director            March 31, 1999
-------------------------------
          Randy Katz

      /s/ Henry Kressel                     Director            March 31, 1999
-------------------------------
         Henry Kressel

   /s/ Timothy F. Mccarthy                  Director            March 31, 1999
-------------------------------
        Tim F. McCarthy

       /s/ John Oltman                      Director            March 31, 1999
-------------------------------
         John Oltmanr

  /s/ Chakravarthi V. Ravi                  Director            March 31, 1999
-------------------------------
     Chakravarthi V. Ravi