Form 10-Q
period 1999-03-31
IA CORP
filed 1999-05-17
CIK 1013033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended March 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from ____ to _____.

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 12,164,959 as of April 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IA CORPORATION I
                              REPORT ON FORM 10-Q

                               ----------------

                               TABLE OF CONTENTS

Part I.    Financial Information

   Item 1. Financial Statements

           Condensed Balance Sheets at March 31, 1999 and December 31,
            1998..........................................................    2

           Condensed Statements of Operations for the three months ended
            March 31, 1999 and 1998.......................................    3

           Condensed Statements of Cash Flows for the three months ended
            March 31, 1999 and 1998.......................................    4

           Notes to Condensed Financial Statements........................    5

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    6

Part II.   Other Information

   Item 6. Exhibits and Reports on Form 8-K ..............................   18

           Signatures.....................................................   19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                IA CORPORATION I

                            CONDENSED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                         March 31, December 31,
                                                           1999        1998
                                                         --------- ------------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................  $ 4,980    $ 7,582
  Receivables, including unbilled receivables of $659 at
   March 31, 1999
   and $0 at December 31, 1998, less allowance for
   doubtful accounts
   of $917 at March 31, 1999 and $1,248 at December 31,
   1998.................................................    2,047      1,051
  Other current assets .................................      564        678
                                                          -------    -------
    Total current assets................................    7,591      9,311
  Property and equipment, net...........................      615        699
                                                          -------    -------
                                                          $ 8,206    $10,010
                                                          =======    =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................  $    97    $   246
  Accrued compensation and related liabilities..........    2,057      1,809
  Deferred revenues.....................................    3,708      3,778
  Other accrued liabilities.............................      247        354
                                                          -------    -------
    Total current liabilities...........................    6,109      6,187
Stockholders' equity:
  Common shares, $0.01 par value:
    Authorized shares -- 35,000,000
    Issued and outstanding shares -- 9,441,566 at March
     31, 1999 and
     9,336,329 at December 31, 1998.....................       96         93
  Class B Common shares, $0.01 par value:
    Authorized shares -- 5,000,000
    Issued and outstanding shares -- 2,417,112..........       25         25
  Additional paid-in capital............................   28,246     28,150
  Accumulated deficit...................................  (26,038)   (24,204)
  Deferred compensation.................................     (232)      (241)
                                                          -------    -------
    Total stockholders' equity..........................    2,097      3,823
                                                          -------    -------
                                                          $ 8,206    $10,010
                                                          =======    =======

                             See accompanying notes

                                IA CORPORATION I

                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                              ---------------
                                                               1999     1998
                                                              -------  ------
Revenues:
  License.................................................... $   390  $1,646
  Service....................................................   1,665   2,334
  Maintenance................................................   1,389     966
                                                              -------  ------
    Total revenues...........................................   3,444   4,946
Cost of revenues:
  License....................................................      17      84
  Service....................................................   1,990   1,283
  Maintenance................................................     770     565
                                                              -------  ------
    Total cost of revenues...................................   2,777   1,932
Operating expenses:
  Sales and marketing........................................   1,329   1,218
  General and administrative.................................     891     723
  Product development........................................     354   1,379
                                                              -------  ------
    Total operating expenses.................................   2,574   3,320
                                                              -------  ------
Operating loss...............................................  (1,907)   (306)
Other income:
  Interest income............................................      73     112
                                                              -------  ------
Net loss..................................................... $(1,834) $ (194)
                                                              =======  ======
Basic and diluted net loss per share......................... $ (0.15) $(0.02)
                                                              =======  ======
Shares used in computing basic and diluted net loss per
share........................................................  11,845  11,477


                             See accompanying notes

                                IA CORPORATION I

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
Operating Activities
Net loss.................................................. $  (1,834) $   (194)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation............................................        94        84
  Amortization of deferred compensation...................         9         9
  Changes in operating assets and liabilities:
    Receivables...........................................      (996)      351
    Other current assets..................................       114        44
    Accounts payable......................................      (149)        7
    Accrued compensation and related liabilities..........       248      (178)
    Deferred revenues.....................................       (70)       46
    Other accrued liabilities.............................      (107)       86
                                                           ---------  --------
Net cash provided by (used in) operating activities.......    (2,691)      611

Investing Activities
Purchases of property and equipment.......................       (10)     (111)
Purchases of short-term investments.......................        --    (1,966)
Maturities of short-term investments......................        --     2,000
                                                           ---------  --------
Net cash used in investing activities.....................       (10)      (77)

Financing Activities
Net proceeds from exercise of stock options...............        --        13
Net proceeds from employee stock purchase plan............        99       197
                                                           ---------  --------
Net cash provided by financing activities.................        99       210
Net increase (decrease) in cash and cash equivalents......    (2,602)      744
Cash and cash equivalents at beginning of period..........     7,582     7,058
                                                           ---------  --------
Cash and cash equivalents at end of period................ $   4,980  $  7,802
                                                           =========  ========

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

2. Basic and Diluted Net Loss Per Share

  The Company's net loss per share has been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share has been computed using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted net loss per share.

                                                      Three Months Three Months
                                                         Ended        Ended
                                                        3/31/99      3/31/98
                                                      ------------ ------------
                                                        (in thousands, except
                                                           per share data)
      Net loss......................................    $(1,834)     $  (194)
      Shares used in computing basic net loss per
       share........................................     11,845       11,477
      Effect of dilutive securities--stock options..     (a) --       (a) --
                                                        -------      -------
      Shares used in computing diluted net loss per
       share........................................     11,845       11,477
                                                        =======      =======
      Basic net loss per share......................    $ (0.15)     $ (0.02)
                                                        =======      =======
      Diluted net loss per share....................    $ (0.15)     $ (0.02)
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

4. Comprehensive Income

  There is no difference between comprehensive loss and net loss for the three months ended March 31, 1999 and 1998.

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

Item 2. Management's Discussion and Analysis of financial Condition and Results of Operations

Overview

  We were incorporated in July 1992, when the management, in partnership with E.M. Warburg, Pincus & Co., LLC, purchased certain assets and liabilities of Litton Industries' Integrated Automation Division, a leading system integrator with a primary focus on the aerospace industry and secondary focus on the financial services and transportation industries. Following this acquisition, we began our transition from a system integrator and a provider of software development services to a developer of application software solutions. We decided to de-emphasize the aerospace market, to develop our transaction management platform into a stand-alone software product, and to build a series of software application frameworks based upon our complex enterprise transaction management platform targeted initially to the financial services industry. Through March 31, 1999, a majority of our total revenues were derived from large application development contracts. Our objective was to increase the portion of our total revenue derived from application software solutions sales. We were able to increase the amount of software license revenue in 1996 and in 1997, but suffered a significant decline in 1998 and through March 31, 1999. We believe this was primarily due to a much smaller available market for our existing application frameworks than originally expected, and that new application frameworks must be introduced in 1999 and subsequent years in order to substantially increase revenues. Our revenues declined 30.4% from $4.9 million for the three months ended March 31, 1998 to $3.4 million for the three months ended March 31, 1999. Also for the three months ended March 31, 1999, we recorded a net loss of $1.8 million as compared to a net loss of $194,000 for the three months ended March 31, 1998. These results were caused by delays in implementation of our RemitVision application framework, and by the limited market potential of our CheckVision and RemitVision application frameworks. These products are affordable only by the top 125 U.S. banks, and our CheckVision Archive product is still in the early adopter phase by these banks. The market is also consolidating and is focused on solving the Year 2000 problem. We believe these issues have put severe constraints on resources available within the banking industry to successfully implement our offerings. We believe our technology and expertise apply to a broader sector of financial services, such as brokerage, mutual funds, insurance and credit card sectors. Although we have successfully completed installations at both Fidelity Investments and Merrill Lynch, there can be no assurance that we will be successful in these markets, nor can there be any assurance as to the timing of this success.

  We currently sell four application frameworks, CheckVision, RemitVision, a loan operations application framework and CyberStatement, which are built upon our enterprise transaction management platform. CheckVision is designed to maximize the value of archived transaction information over the entire useful life of such information, and RemitVision is designed to provide banks and other remittance processors with the ability to combine high volume consumer payment activity with complex accounts receivable processing in one production environment. The loan operations application framework uses workflow, imaging, and Intranet technology to enable a bank to more quickly, efficiently, and accurately initiate a new consumer or installment loan. CyberStatement enables financial services firms to efficiently manage, store, and distribute computer-generated reports and print-formatted documents such as customer statements. Our application software solutions are comprised of a core software product plus customization and installation services provided around the core product. We have also invested in growing a sales and marketing organization to sell our software solutions. At the same time, we have continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which we believe may be the basis for future application frameworks. We released in early 1999 our new CyberStatement application framework, which was based on a large application development contract. There can be no assurance that this new application framework will generate additional revenues.

  During the transition from providing software development services to developing and selling application software solutions, a majority of our total revenues has been derived from the provision of services to customers pursuant to large software development contracts, certain of which provide the basis for our application frameworks. We recognize revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for the three months ended March 31, 1999 and 1998 was 48.3% and 47.2%, respectively. Due in part to these transitions, in part to delays in our RemitVision application framework, and in part to fewer sales in 1998, we experienced a decline in total revenue in 1998 and a significant decline in total revenue for the three months ended March 31, 1999. To achieve revenue growth and improve operating margins, we must increase market acceptance and sales of our application software solutions and introduce new application frameworks to expand our market appeal within the financial services industry. We must develop and enhance our sales and marketing capabilities, software development estimation, production and distribution infrastructure as we continue the transition from a pure service provider business to an application solutions business. There can be no assurance that we will be successful in creating the necessary capabilities and infrastructure. Any significant failure by us to manage the transition successfully has had and would continue to have a material adverse affect on our business, operating results and financial condition and would continue to create significant fluctuation in quarterly operating results.

  Installation of our application software solutions is, in part, dependent upon certain customer responsibilities. To the extent the customer activities are delayed, the installation of our application software may be delayed, which may result in a delay in revenue recognition, which could continue to have a material adverse affect on our business, operating results and financial condition. For example, we have experienced product installation delays which have resulted in us having lower than expected revenue and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997, for each quarter of 1998 and for the quarter ended March 31, 1999. The failure to resolve similar situations in the future could continue to have an adverse affect on our operating results and could adversely affect our ability to market its solutions.

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

  At March 31, 1999, we had an accumulated deficit of approximately $26.0 million, including a net loss of $1.8 million for the three months ended March 31, 1999. There can be no assurance that we will have operating profits in any future period.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1999 and 1998

Revenues

  License. License revenue to-date has been primarily derived from the sale of licenses of our CheckVision, RemitVision, and WorkVision application frameworks. License revenue decreased 76.3% to $390,000 from $1.6 million for the three months ended March 31, 1999 and 1998, respectively. This decrease in license revenue resulted from a smaller number of sales of our application frameworks, cancellation of purchase decisions arising from the impact of the banking industry mergers and customer preoccupation with Year 2000 Issues. Furthermore, customer imposed implementation and installation delays have delayed revenue recognition under the percentage-of-completion method. Management believes that we will need to penetrate additional market segments within financial services to achieve license revenue growth, the timing of which is difficult to predict.

  Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for our CheckVision and RemitVision application frameworks. Service revenue decreased 28.7% to $1.7 million from $2.3 million for the three months ended March 31, 1999 and 1998, respectively. The decrease for the three months ended March 31, 1999 from the three months ended March 31, 1998 in service revenue is primarily the result of a smaller number of sales of our application software solutions, customer delays deferring revenue recognition and deferral of expected new contracts. Additionally, the decrease in service revenue is also attributable to the continued transition from providing software development services to developing and selling application software solutions coupled with the completion of the majority of our large application development contracts. Management believes that we will need to penetrate other market segments within financial services and expand into new markets to achieve service revenue growth, the timing of which is difficult to predict.

  Maintenance. Maintenance revenue is generated primarily by software support contracts to customers who have entered into license agreements for the use of our application frameworks. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 43.8% to $1.4 million from $966,000 for the three months ended March 31, 1999 and 1998, respectively. Maintenance revenue increased for the three months ended March 31, 1999 from the three months ended March 31, 1998 due to the growing base of installed CheckVision application framework customers resulting in a corresponding increase in demand for maintenance related services, and due to the completion of a large application development contract that entered into maintenance in 1998. Due to the small number of sales in 1998, we believe that maintenance revenue is unlikely to increase in the short term and may decline.

Cost of Revenues

  License. Cost of license revenue decreased to $17,000 from $84,000 for the three months ended March 31, 1999 and 1998, respectively, representing 4.4% and 5.1% of license revenues for the three months ended March 31, 1999 and 1998, respectively. Costs declined in absolute dollars due to the decline in license revenues. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners or customers that fund or partially fund future application frameworks.

  Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, training and development services. Cost of service revenue increased 55.1% to $2.0 million from $1.3 million for the three months ended March 31, 1999 and 1998, respectively, representing 119.5% and 55.0% of service revenues for the three months ended March 31, 1999 and 1998, respectively. Cost of service revenue increased for the three months ended March 31, 1999 over cost of services for the three months ended March 31, 1998 due both to customer delays and our delays. Although we have taken steps to reduce our cost of service revenue, there can be no assurance these steps will prove effective.

  Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 36.3% to $770,000 from $565,000 for the three months ended March 31, 1999 and 1998, respectively, representing 55.4% and 58.5% of maintenance revenues for the three months ended March 31, 1999 and 1998, respectively. The cost of maintenance revenue increase was due to maintenance revenue growth.

Operating expenses

  Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expenses increased 9.1% to $1.3 million for the three months ended March 31, 1999 as compared to $1.2 million for the three months ended March 31, 1998. Sales and marketing expense increased primarily due to an expansion of the marketing staff. Sales and marketing expenses increased substantially for the three months ended March 31, 1999 as a percentage of revenue due to the decrease in revenue from the three months ended March 31, 1998 coupled with the fact that these expenses are relatively fixed. We are, however, implementing cost control measures in an effort to manage expense growth, but there can be no assurance these measures will be successful.

  General and administrative. General and administrative expense was $891,000 for the three months ended March 31, 1999 as compared to $723,000 for the three months ended March 31, 1998, or 26.1% and 14.6% of total revenues, respectively. For the three months ended March 31, 1999, general and administrative expense increased 23.2% from the three months ended March 31, 1998 due primarily to an increase in executive salary and executive recruiting costs coupled with an increase in allowance for doubtful accounts for certain contracts associated with high collectibility risks. Additionally, stock-based compensation expense was recorded for the issuance of stock options to non-employees. General and administrative expenses increased substantially for the three months ended March 31, 1999 as a percentage of revenues due to the decrease in revenues coupled with the fact that these expenses are relatively fixed. We are implementing cost control measures in an effort to manage expense growth, but there can be no assurance these measures will be successful.

  Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expense was $354,000 for the three months ended March 31, 1999 as compared to $1.4 million for the three months ended March 31, 1998, or 10.3% and 27.9% of total revenues, respectively. For the three months ended March 31, 1999, product development expense decreased primarily as a result of decreased personnel costs and associated infrastructure costs required to support software development initiatives to enhance and expand our product offerings. In particular, our development expenditure decrease for the three months ended March 31, 1999 from the three months ended March 31, 1998 was driven by the completion of our RemitVision Release 2.0 and release 4.0 in 1998. We may experience increased product development costs associated with product enhancements and new application frameworks, which are deemed necessary to adequately address the changing needs of the marketplace. In particular, to the extent we are required to develop future application frameworks without development contracts, our expenditures for product development may increase.

  Interest income. Interest income represents interest earned by the Company on its cash, and cash equivalents. Interest income decreased to $73,000 from $112,000 for the three months ended March 31, 1999 and 1998, respectively, due to lower average invested cash balances in the three months ended March 31, 1999.

  Provision for income taxes. The Company did not record a provision for income taxes for the three months ended March 31, 1999 and 1998.

Liquidity and Capital Resources

  We used cash of $2.7 million for operating activities for the three months ended March 31, 1999. For the three months ended March 31, 1998, operating activities generated cash of $611,000. The use of cash for the three months ended March 31, 1999 was the result of the net loss for the quarter, the decrease in deferred revenues and an increase in accounts receivables. For the three months ended March 31, 1998, cash provided was attributable to changes in working capital due to a decrease in accounts receivable and increases in accruals and customer deposits.

  Our investing activities for the three months ended March 31, 1998 consisted primarily of purchases and sales of short-term investments and property and equipment. Short-term investment purchases and sales did not occur for the three months ended March 31, 1999. For the three months ended March 31, 1998, total short-term investments purchases totaled $2.0 million and total sales totaled $2.0 million. Capital expenditures for the three months ended March 31, 1999 and for 1998 were $10,000 and $111,000, respectively. Capital expenditures consisted of purchases of computer equipment and office furniture to support our product development needs and Year 2000 compatibility requirements. We currently have no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for our facilities.

  Cash provided by financing activities was 99,000 and $210,000 for the three months ended March 31, 1999 and 1998, respectively. The cash generated was the result of net proceeds from the exercise of stock options and employee stock purchases under our employee stock purchase plan.

  At March 31, 1999, we had $5.0 million in cash and cash equivalents and $1.5 million in working capital. We believe that our existing cash, cash equivalents and short-term cash investments, together with expected cash flows from operations, will be sufficient to fund our operations for the next 12 months. In the event that such existing and expected resources are not sufficient to fund our operations for the next 12 months, we will need to obtain financing. There can be no assurance that such financing will be available on acceptable terms, if at all and that such terms may be delutive to our existing stockholders. Our inability to secure necessary funding would have a material adverse affect on our financial condition and results of operation.

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

  In assessing the affect of the Year 2000 Issue on the Company, we have determined the need to evaluate the following general areas:

  .  internal infrastructure

  .  supplier relationships

  .  products sold to customers


  Internal Infrastructure. We have assessed our internal systems, including our telecommunication services, climate control, building access and other infrastructual services. Based on our assessment, we have identified necessary modifications to our telecommunications and internal computer systems to make them Year 2000 compatible. We expect to implement the telecommunications and computer systems modifications by July 31, 1999. We cannot assure you that our other internal systems contain all necessary software for Year 2000 compatibility.

  Supplier Relationships. We have contacted our critical suppliers of products and services to determine that their operations and the products and services they provide to us are Year 2000 compatible. We cannot assure you that the failure of one of our suppliers to ensure appropriate Year 2000 capability would not significantly harm our business, operations or financial condition.

  Products Sold to Customers. We have also assessed the capability of our products that we sold to customers. Based on this assessment, we do not expect that contingencies related to the Year 2000 Issue for the products we sold are likely to significantly harm our business. We cannot assure you, however, that our application software solutions contain all necessary software for Year 2000 compatibility. Additionally, our products incorporate third party software products, which are in turn incorporated into our customers' products and internal systems, which we do not develop. The performance of our application frameworks could be affected if a Year 2000 Issue exists in any different third party software product or a component of a customer's product or internal system. We have not, and will not, assess the existence of these potential problems in our customers' products or internal systems.

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

  We have not developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our products or critical operations, and we do not plan to do so in the future. The expected costs associated with respect to Year 2000 Issues is estimated to equal $50,000 and are to be funded by our available cash. We will continue to expend resources to address this issue in the future. We cannot assure you, however, that the Year 2000 Issue will not have an adverse impact on our business, financial condition and results of operations.

Risk Factors

  We Cannot Assure You That We Will be Profitable in Any Future Period. We have incurred significant net losses since our inception. At March 31, 1999, we had an accumulated deficit of approximately $26.0 million. Although we achieved net operating profits in the quarters ended March 31, 1995, 1996 and 1997, June 30, 1996, September 30, 1996 and 1997, and December 31, 1996 and
1997, we cannot assure you that we will have operating profits in any future period.

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

  . delay or deferral of customer implementations of our software application solutions

  . software defects or other quality problems with our software application solutions

  .  changes in pricing policies by us and our competitors

  .  the mix of our license and service revenue

  .  budgeting cycles of our customers

  . the introduction of indirect sales into our revenue mix which has resulted in and could continue to result in lower gross margins

  .  changes in operating expenses

  .  changes in our strategy

  .  personnel changes

  .  general economic factors


  In addition, we are in the process of transitioning from providing software development services to developing and selling application software solutions, which entails a number of risks, including potential continued declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because our orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, even one existing contract may have a significant impact on our quarterly operating results. For example, we had lower than anticipated revenues and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997, in each quarter of 1998 and the quarter ended March 31, 1999. In addition, we have experienced substantially longer sales cycles for our application software solutions than originally expected. Alliances have to-date provided significantly less revenue than we had originally expected, and although we continue to seek ways to expand on alliances, we cannot assure you that these efforts will be successful. In addition, our customers or potential customers may defer their purchases of our application frameworks if there is a downturn in their business or the economy in general. Further, as the Year 2000 approaches, many current and potential customers are focusing their resources on the Year 2000 capability issues, which may further cause deferrals or cancellations on their decision to purchase our application software solutions.

  Due primarily to hardware requirements and customer site preparation, there is typically a three to five months period between when a customer places an order for CheckVision and when we commence installation services. This may be longer if the customer orders significant customization services. We have experienced a one-year installation period for RemitVision. Installation of our application software solutions is, in part, dependent upon certain customer responsibilities. To the extent the customer activities are delayed, the installation of our application software may be delayed, which has and may continue to result in a delay in revenue recognition. Any delay in the installation of our software products or the recognition of revenue could seriously harm our business, operating results and financial condition. In the past, we have experienced product installation delays, which resulted in strained customer relations and, in one instance, a contract termination. Similar situations in the future could continue to harm our operating results and could also adversely affect our ability to market our products. Our expense levels are based in part on our expectations of future revenues. If our revenue is below expectations, net income has been and may continue to be disproportionately affected because a significant portion of our expenses does not vary with revenues. Our operating results could continue to be adversely affected if our revenues do not meet our expectations. We may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, other competitive factors, or our failure to continue to obtain software development contracts require us to invest significantly greater resources in software product development efforts our operating margins may be significantly harmed in the future.

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

We Encounter Risks Associated With Our Transition to an Application Software Solutions Business. When we were formed in 1992, we shifted our strategy to focus increasingly on deriving revenue from software products rather than from system integration services. During this transition, which is still underway, we are moving from providing software development services to developing and selling application software solutions, which includes our enterprise transaction management platform, application frameworks plus customization and installation services we have derived a majority of our total revenues from the provision of services pursuant to large software development contracts, certain of which provide the basis for our application frameworks.

  We recognize revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenues for the three months ended March 31, 1999 and 1998 was 48.3% and 47.2%, respectively. To achieve revenue growth and improve operating margins, we must increase market acceptance and sales of our existing application frameworks and must introduce new application frameworks. As we become increasingly reliant upon application framework sales, our total revenues could continue to decline if service revenue continues to decline more quickly than we can increase revenue from application framework sales. We must develop and enhance our sales and marketing capabilities and software production and distribution infrastructure as we continue the transition from a service business to a software solutions business. We cannot assure you that we will successfully create the necessary capabilities and application infrastructure. Our failure to successfully manage the transition would continue to significantly harm our business, operating results and financial condition and would continue to create significant fluctuation in our quarterly operating results.

  To be Successful We Will Need to Enter Into New Software Development Contracts. Through the end of March1999, we derived the majority of our total revenues from large application development contracts. We have completed the majority of these contracts but have been unable so far to attract new customers to enter into such contracts as we focus on sales of our application software solutions. Sales of our application software solutions have been lower than expected. Furthermore, we have historically used the research we derived from our software development contracts as the basis for our application frameworks and anticipate that any future application frameworks will arise from new or existing software development contracts. Our failure to attract new customers to enter into such contracts would significantly harm our ability to develop new application frameworks. In addition, if we are required to develop future application frameworks without software development contracts, we will need to increase our expenditures for product development, which may significantly harm our operating margins. We cannot assure you that we will be able to attract new customers to enter into software development contracts or that we will be able to develop new application frameworks based on the research we undertake in connection with new or recently completed software development contracts, if any. Any such failure would significantly harm our business, operating results and financial condition. If we develop new application frameworks based upon technology that we develop in connection with software development contracts, we may have to expend substantial additional financial resources on product development, and we cannot assure you that such application frameworks will achieve market acceptance. In addition, once we commercialize any such application frameworks, we have agreed under certain circumstances in the past, and may in the future agree to pay royalties to repay development expenses to the customer for whom the development services were undertaken. Any such payments could significantly harm our business, operating results and financial condition.

  We Derive a Significant Portion of Our Revenue from the Banking Industry and for Us to be Successful We Will Need to Penetrate Additional Segments of the Financial Services Industry. Currently, a substantial majority of our total revenue results from services and licenses provided to large banks. Our future operating results will depend in part on our ability to penetrate additional segments of the financial services industry such as the brokerage, mutual funds, insurance and credit card segments. While we may devote substantial resources to penetrate these and other markets, we cannot assure you that the revenues we generate from this effort, if any, will exceed the cost of such efforts. To successfully expand our product offerings to market segments other than the banking industry, we must create new application frameworks and to modify our existing application frameworks. We cannot assure you that we will be able to create or modify such software products effectively or that such application frameworks, if successfully created or modified, will achieve market acceptance. If we are unable to penetrate new markets, our future financial condition will depend upon our ability to further penetrate the banking industry. The current focus of the banking industry on mergers and on Year 2000 Issues may impede our ability to further penetrate this industry. If we are unable to adapt our application frameworks or our sales and marketing efforts to meet the needs of new markets, or if we are not able to further penetrate the banking industry, our business, operating results and financial condition could continue to be significantly harmed.

  The Sales Cycle for Our Products Is Long. Our sales cycle is typically six to 12 months and varies substantially from customer to customer. We believe the purchase of our application software solutions is discretionary and represents a strategic decision requiring a significant capital investment by our customers. As a result, purchases of our application software solutions generally involve a significant commitment of management attention and resources by prospective customers and require multiple approvals. Accordingly, our sales are subject to a long approval process. Our business, operating results and financial condition have been in the past, and could be in the future, significantly harmed if customers delay, reduce or cancel orders. Such delays, reductions or cancellations may contribute to significant fluctuations of our quarterly operating results in the future and may adversely affect such results.

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

  Customer requirements include, but are not limited to operability across distributed heterogeneous and changing hardware platforms, operating systems relational databases and networks. For example, as more of our customers start to utilize Microsoft NT or adopt other emerging operating systems on server platforms, we may need to optimize the operation of our application frameworks on such platforms in order to maintain our competitive ability. We cannot assure you that our application frameworks will achieve market acceptance, or will adequately address the changing needs of the marketplace, or that we will successfully develop and market enhancements to our existing application frameworks, or new application frameworks incorporating new technology on a timely basis. Our failure to develop and introduce new application frameworks, or enhancements to existing application frameworks, in a timely manner to adequately address changing market conditions or customer requirements, will significantly harm our business, operating results and financial condition.

  We have a number of ongoing software development projects. We have released enhancements to our CheckVision, RemitVision and a loan operations application framework, as well as a new CyberStatement application framework. Our objective is to increase the portion of our total revenues derived from these application frameworks. We cannot assure you that the features these enhanced application frameworks include will be features required to achieve market acceptance. Our product development programs have been delayed in the past and we have experienced delays in the development of RemitVision. We had operating losses due to delays in RemitVision contracts and due to much lower sales of CheckVision application frameworks than originally anticipated. The failure of our application frameworks to achieve broader market acceptance and increased sales could continue to significantly harm our business, operating results and financial condition.

  Our Business Could be Affected by Software Defects and Product Liability Claims. Software products as complex as ours may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in certain of our application frameworks and have experienced delays in shipment of application frameworks during the period required to correct these errors. We cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found, resulting in:

  .  loss of, or delay in, market acceptance

  .  diversion of development resources

  .  injury to our reputation

  . increased service and warranty costs, any of which could significantly harm our business, operating

  .  results and financial condition.

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

  Our Industry Is Highly Competitive and We Cannot Assure You That We be Able to Effectively Compete. Our competitors vary in size and in scope and breadth of the software products they offer. We compete with various companies, including:

  . a number of private companies and certain public companies which offer software products targeted at one or more specific market segments such as BancTec, Fiserv, Check Solutions, NCR and Unisys

  . the internal information technology departments of potential customers which develop proprietary customer information solutions

  . a number of companies, such as Check Solutions and Mobius targeting the enterprise-wide information systems market

  In particular, our CheckVision application framework competes with Check Solutions and Fiserv. Our RemitVision application framework competes with BancTec, VICOR and Unisys. Among our potential competitors are also a number of large hardware and software companies that may develop or acquire software products that compete with our application frameworks. We may be at a competitive disadvantage to hardware vendors because they are able to package and discount sales of software bundled with hardware to allow the customer the opportunity to deal with a single vendor. Many of our competitors have:

  .  longer operating histories

  . substantially greater financial, technical, sales, marketing and other resources

  .  greater name recognition

  .  larger customer bases

than we do.

  Our current and future competitors could introduce software products with more features, higher scalability, greater functionality and lower prices than our application frameworks. These competitors could also bundle existing or new software products with other, more established software products in order to compete with us. Moreover, as the client/server solutions market develops, a number of companies with significantly greater resources than we have could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners. Further, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. We expect increased competition to continue to result in price reductions, reduced gross margins and loss of market share, any of which could continue to significantly harm our business, operating results and financial condition. Any material reduction in the price of our application frameworks would negatively affect gross margins. We cannot assure you that we will be able to provide application frameworks that compete favorably with our competitor's software products or that competitive pressures will not require us to reduce our prices. Our failure to provide competitive products will significantly harm our business, operating results and financial condition.

  Our Success Depends on the Growth of Market for Client/Server Applications Solutions in the Financial Services Industry. Substantially all of our current business is in the market for client/server solutions and services for check transaction archives and applications and remittance processing applications in the banking industry, which is still an emerging market and which is highly fragmented and subject to rapid change. Our future financial performance will depend in large part on continued growth in the number of companies in the financial services industry adopting client/server technology and systems solutions requiring our application software solutions. We also intend to adapt our CheckVision application frameworks to the Internet and to offer an Internet component as part of any new product offerings. We cannot assure you that the market for our client/server application frameworks and services will grow or that our Internet strategy will be successful. If the client/server software and services market segment in which we operate fails to grow, or grows more slowly than we currently anticipate, or if our Internet strategy is unsuccessful, our business, operating results and financial condition would continue to be significantly harmed.

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

  Our Business Could be Affected by Year 2000 Issues. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure of our internal systems to correctly recognize date information when the year changes to 2000, could significantly harm our operations. We have assessed our internal systems and expect to purchase enhanced software for our internal computer systems, which we expect to be Year 2000 compatible. We expect to implement the new software by July 31, 1999. We have contacted our critical suppliers of products and services to determine that their operations and the products and services they provide to us are Year 2000 capable. We cannot assure you that the failure of one of our suppliers to ensure appropriate Year 2000 capability would not significantly harm our business, operations or financial condition. We have also assessed the capability of our products sold to customers and do not expect that contingencies related to Year 2000 Issues are likely to significantly harm our business. We cannot assure you, however, that our application software solutions contain all necessary software for Year 2000 compatibility. If any of our licensees experience Year 2000 problems, such licensees could assert claims for damages against us. Any such litigation could result in substantial costs and diversion of our resources, even if ultimately decided in our favor. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compatible. These expenditures have in the past and may continue to result in reduced funds available to purchase our products. The occurrence of any of the foregoing could significantly harm our business, financial condition and results from operations.

  We Expect Our Transition to a Software Solutions Business Will Continue to Strain Our Management, Operational and Technical Resources. We are in the process of transitioning from providing software development services as a software developer to developing and selling application software solutions. Our transition has placed significant demands on our management, operational and technical resources. We expect this transition to continue to challenge our sales, marketing, technical and support personnel and senior management. Our future performance will depend in part on our ability to adapt our operational systems to respond to changes in our business. Our transition entails a number of risks, including continued potential declines in revenue and the need to develop the appropriate sales and marketing capabilities and software development estimation, production, delivery and distribution infrastructure. We cannot assure you that we will be successful in creating the necessary capabilities and infrastructure at all. Our failure to manage the transition successfully has had and could continue to significantly harm our business, operating results and financial condition.

  Our Senior Management and Key Personnel are Critical to Our Business and Those Officers and Personnel May Not Remain With Us in the Future. We must retain the continued service of our remaining senior management as well as sales and product development personnel if we are to provide improved future performance. We do not have and do not intend to obtain key person life insurance on our personnel. The loss of one or more of our key personnel could significantly harm our business, operating results and financial condition. We are also actively seeking key technical personnel. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled management, marketing, sales and product development personnel. Competition for such personnel is intense, and we cannot assure you that we can retain our key employees or that we will successfully attract, assimilate and retain such personnel in the future. Our failure to attract, assimilate and retain key personnel could significantly harm our business, operating results and financial condition.

  Our Efforts to Protect Our Intellectual Property May Not Protect Us Against Misuse and Others May Claim That Our Products Infringe. Our success depends in significant part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. We presently have four patents. While our current products are not dependent on these patents, we may utilize these patents in future software products. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and business partners, and limit access to and distribution of our products, supporting documentation and other proprietary information. Despite these precautions, a third party may be able to copy or otherwise obtain and use our software products or technology without our authorization, or to develop similar technology independently. In addition, affective protection of intellectual property rights is unavailable or limited in certain foreign countries, which have in the past licensed and may in the future license our products. We cannot assure you that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our software products or design around any intellectual property rights upon which our business is now or may in the future be dependent.

  Our products incorporate certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We cannot assure you that:

  .  such firms will remain in business

  .  they will continue to support their software products

  . their software products will otherwise continue to be available to us on commercially reasonable terms

  We believe that substantially all of the software we license is available from vendors other than our current vendors. We also believe that we could develop such software internally. However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until we could develop, identify, license and integrate equivalent software. Such delays could significantly harm our business, operating results and financial condition.

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

  The NASDAQ National Market May Delist the Company's Common Stock. Our common stock trades on the NASDAQ National Market. The NASDAQ National Market's continued listing standards require the Company to have (i) 750,000 shares publicly held; (ii) a market value of publicly held shares of $5 million;
(iii) net tangible assets of at least $4 million; (iv) 400 shareholders of round lots; (v) a minimum bid price of at least $1 per share. The market value of the publicly held shares has been below $5 million in the past. In addition, our common stock has traded below $1.00 in the past. Accordingly, we have failed to satisfy items (ii) and (v) above. In addition, our tangible net assets at March 31, 1999 was $2.1 million, significantly below NASDAQ's requirement of $4.0 million. NASDAQ has notified us of potential delisting. Although NASDAQ has granted us extensions on two separate occasions to meet minimum listing requirements, there can be no assurance that NASDAQ will continue to grant extensions necessary for us to achieve the minimum requirements. Our delisting from the NASDAQ National Market would adversely affect the ability or willingness of investors to purchase our common stock and therefore would severely adversely affect the market liquidity of our securities.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      The following exhibits are furnished along with this Form 10-Q Quarterly Report for the three months ended March 31, 1999:

     27.1 Financial Data Schedule (electronic filing only).

  (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                               IA CORPORATION I

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IA Corporation I

                                                 /s/  Leslie J. Alvarez
                                          _____________________________________
                                                     Leslie J. Alvarez
                                           Vice President and Chief Financial
                                            Officer (Principal Financial and
                                                   Accounting Officer)

Date: May 17, 1999