Form 10-Q
period 1999-06-30
IA CORP
filed 1999-08-12
CIK 1013033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               [ X ] Yes  [  ] No

The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 12,231,975 as of July 31, 1999.

                               IA CORPORATION I
                              REPORT ON FORM 10-Q


                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
       Item 1.   Financial Statements (unaudited)

                 Condensed Balance Sheets at June 30, 1999 and December 31, 1998..........      2

                 Condensed Statements of Operations for the three months and six months
                 ended June 30, 1999 and 1998.............................................      3

                 Condensed Statements of Cash Flows for the six months ended June 30,
                 1999 and 1998............................................................      4

                 Notes to Condensed Financial Statements..................................      5

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................................      7


   PART II.   OTHER INFORMATION

       Item 4.   Submission of Matters to a Vote of Security holders......................      21

       Item 6.   Exhibits and Reports on Form 8-K.........................................      21

Signatures................................................................................      22

                         PART I.  FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                                IA CORPORATION I
                            CONDENSED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)


                                                                                        June 30,         December 31,
                                                                                          1999              1998
                                                                                     --------------    ---------------
Assets
Current assets:
  Cash and cash equivalents.....................................................        $  8,640           $  7,582
  Receivables, including unbilled receivables of $713 at June 30, 1999 and $0 at December 31, 1998, less allowance for doubtful accounts of $741 at June
   30, 1999 and $1,248 at December 31, 1998.....................................           3,634              1,051

   Other current assets.........................................................             630                678
                                                                                        --------           --------
   Total current assets.........................................................          12,904              9,311
Property and equipment, net.....................................................             611                699
                                                                                        --------           --------
                                                                                        $ 13,515           $ 10,010
                                                                                        ========           ========


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.............................................................        $    154           $    246
   Accrued compensation and related liabilities.................................           1,885              1,809
   Deferred revenues............................................................           8,669              3,778
   Other accrued liabilities....................................................             450                354
                                                                                        --------           --------
   Total current liabilities....................................................          11,158              6,187

Stockholders' equity:
   Common shares, $0.01 par value:
   Authorized shares -- 35,000,000
     Issued and outstanding shares -- 9,804,863 at June 30, 1999 and 9,336,329                98                 93
      at December 31, 1998......................................................
   Class B Common shares, $0.01 par value:
     Authorized shares -- 5,000,000
     Issued and outstanding shares -- 2,417,112.................................              24                 25
   Additional paid-in capital...................................................          28,807             28,150
   Accumulated deficit..........................................................         (26,221)           (24,204)
   Deferred compensation........................................................            (351)              (241)
                                                                                        --------           --------
       Total stockholders' equity...............................................           2,357              3,823
                                                                                        --------           --------
                                                                                        $ 13,515           $ 10,010
                                                                                        ========           ========

                               IA CORPORATION I
                      CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                 June 30,                           June 30,
                                                        -------------------------          -------------------------
                                                          1999              1998             1999              1998
                                                        -------           -------          -------           -------
Revenues:
 License......................................          $ 1,540           $   383          $ 1,930           $ 2,029
 Service......................................            2,101             1,626            3,766             3,960
 Maintenance..................................            1,190             1,097            2,580             2,063
                                                        -------           -------          -------           -------
  Total revenues..............................            4,831             3,106            8,276             8,052

Cost of revenues:
 License......................................               14                42               32               126
 Service......................................            1,647             3,090            3,637             4,373
 Maintenance..................................              912               810            1,831             1,509
                                                        -------           -------          -------           -------
  Total cost of revenues......................            2,573             3,942            5,500             6,008

Operating expenses:
 Sales and marketing..........................            1,088             1,198            2,417             2,416
 General and administrative...................            1,066             1,470            1,957             2,193
 Product development..........................              330             1,469              534             2,714
                                                        -------           -------          -------           -------
  Total operating expenses....................            2,484             4,137            4,908             7,323
                                                        -------           -------          -------           -------

Operating loss................................             (226)           (4,973)          (2,132)           (5,279)

Other income:
 Interest income..............................               43               109              115               221
                                                        -------           -------          -------           -------

Net loss......................................          $  (183)          $(4,864)         $(2,017)          $(5,058)
                                                        =======           =======          =======           =======

Basic and diluted net loss per share..........          $ (0.02)          $ (0.42)         $ (0.17)          $ (0.44)
                                                        =======           =======          =======           =======

Shares used in computing basic and diluted
 net loss per share...........................           12,187            11,532           12,187            11,505
                                                        =======           =======          =======           =======

                                IA CORPORATION I
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30
                                                                                          ------------------------
                                                                                             1999           1998
                                                                                          --------       ---------
Operating activities
Net loss...............................................................................   $ (2,017)      $ (5,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation........................................................................        182            154
   Amortization of deferred compensation...............................................        238             20
   Changes in operating assets and liabilities:
   Receivables.........................................................................     (2,583)         3,931
   Other current assets................................................................         48            100
   Accounts payable....................................................................        (92)           109
   Accrued compensation and related liabilities........................................         76            (37)
   Deferred revenues...................................................................      4,891            131
   Other accrued liabilities...........................................................         96            691
                                                                                          --------       --------
Net cash provided by operating activities..............................................        839             41
                                                                                          --------       --------

Investing activities
Purchases of property and equipment....................................................        (94)          (192)
Purchases of short-term investments....................................................         --         (5,392)
Maturities of short-term investments...................................................         --          3,967
                                                                                          --------       --------
Net cash used in investing activities..................................................        (94)        (1,617)
                                                                                          --------       --------

Financing activities
Net proceeds from exercise of stock options............................................        212             56
Net proceeds from employee stock purchase plan.........................................        101            197
                                                                                          --------       --------
Net cash provided by financing activities..............................................        313            253
                                                                                          --------       --------

Net increase (decrease) in cash and cash equivalents...................................      1,058         (1,323)
Cash and cash equivalents at beginning of period.......................................      7,582          7,058
                                                                                          --------       --------
Cash and cash equivalents at end of period.............................................   $  8,640       $  5,735
                                                                                          ========       ========

                               IA CORPORATION I
                    Notes to Condensed Financial Statements

                                  (Unaudited)

1. Our Company and Basis of Presentation

   IA Corporation I was incorporated on July 20, 1992. We develop, market, implement and support large-scale application software solutions to financial services organizations primarily in North America. Certain reclassifications have been made to the financial statements in order to conform to the current presentation.

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


   (In thousands, except per share data)                   Three Months               Three Months
                                                               Ended                      Ended
                                                              6/30/99                    6/30/98
                                                           ------------               ------------
Net loss                                                     $   (183)                  $ (4,864)

Shares used in computing basic net
 loss per share                                                12,187                     11,532

Effect of dilutive securities  stock
    options (a)                                                     -                          -
                                                             --------                   --------

Shares used in computing diluted net
    loss per share                                             12,187                     11,532
                                                             ========                   ========

Basic and diluted net loss per share                         $  (0.02)                  $  (0.42)
                                                             ========                   ========

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

4. Comprehensive income

   There is no difference between comprehensive loss and net loss for the three months and six months ended June 30, 1999 and 1998.

5. Subsequent Events

   On July 30, 1999, the Company closed a $4.0 million convertible preferred stock financing (the "Financing"). The Financing was led by Warburg, Pincus Investors, L.P., an affiliate of E. M. Warburg, Pincus & Co., LLC, the Company's largest shareholder. The Company issued 400 shares of Series B Preferred Stock at a purchase price of $10,000 per share. Each share of Series B Preferred Stock will be convertible into approximately 5,229 shares of the Company's Class B Common Stock. The conversion price of the Series B Preferred Stock is $1.9125 per share, which represents a 20% premium over the average closing price of the Company's Common Stock during the ten days prior to subscription. The conversion price is not subject to any reset or "floating" adjustment, other than standard anti-dilution protection. The Series B Preferred Stock will be entitled to cumulative annual dividends of 7% of the purchase price, which are payable semi-annually in cash or, at the option of the Company, with shares of the Company's Class B Common Stock. The Class B Common Stock is convertible into Common Stock. Upon the occurrence of certain events, the Series B Preferred Stock has a liquidation preference equal to the initial purchase price plus accrued but unpaid dividends. The Series B Preferred Stock will also be entitled to certain registration rights.

   On July 28, 1999, the Company entered into a letter of intent to purchase a company that is a new entrant into the enterprise-wide knowledge-management and business intelligence software market. The acquisition is expected to be completed in the fourth quarter of 1999.

   The following "Management Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Additionally, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Risk Factors." The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   We were incorporated in July 1992, when the management, in partnership with E.M. Warburg, Pincus & Co., LLC, purchased certain assets and liabilities of Litton Industries' Integrated Automation Division, a leading system integrator with a primary focus on the aerospace industry and an additional focus on the financial services and transportation industries. Following this acquisition, we began our transition from a system integrator and a provider of software development services to a developer of software application solutions. We decided to de-emphasize the aerospace market, to develop our transaction management platform into a stand-alone software product, and to build a series of software and product solutions based upon our complex enterprise transaction management platform targeted initially to the financial services industry. Our objective was to increase the portion of our total revenue derived from software application solutions sales. Through June 30, 1999, a majority of our total revenues were derived from large application development contracts. We were able to increase the amount of software license revenue in 1996 and in 1997, but suffered a significant decline in 1998 and early 1999. We believe this was primarily due to a much smaller available market for our existing software application solutions than originally expected. Management believes that it will need to penetrate additional market segments within financial services to achieve continued revenue growth, the timing of which is difficult to predict.*

   We were successful in reversing the downward trend in software license revenues in the second quarter of 1999. Our revenues increased 55% from $3.1 million for the three months ended June 30, 1998 to $4.8 million for the three months ended June 30, 1999. This increase in revenue was primarily due to the licenses and royalties earned as the result of an amendment to the Global Strategic Alliance Agreement signed in June 1999. Also for the three months ended June 30, 1999, the Company's net loss of $0.2 million was significantly less than the net loss of $4.9 million for the three months ended June 30, 1998. The decline in revenue in 1998 and the first quarter of 1999 were caused by delays in implementation of our RemitVision(R) software application solutions, and by decrease in demand for our CheckVision(R) and RemitVision software application solutions. These products are affordable only by the top 125 U.S. banks, and our CheckVision Archive product is still in the early adopter phase by these banks. Also, the banking industry is consolidating and is focused on solving the Year 2000 problem. We believe these issues have put severe constraints on resources available within the banking industry to successfully implement our offerings. We believe our technology and expertise apply to a broader sector of financial services, such as brokerage, mutual funds, insurance and credit card sectors.* Although we have successfully completed installations at both Merrill Lynch and Fidelity Investments, there can be no assurance that we will be successful in these markets, nor can there be any assurance as to the timing of this success.

   We currently sell five software application solutions--CheckVision, RemitVision, WorkVision(R), a loan operations application framework, which are built upon our enterprise transaction management platform, and CyberStatement(TM). CheckVision is designed to maximize the value of archived transaction information over the entire useful life of such information, and RemitVision is designed to provide banks and other remittance processors with the ability to combine high volume consumer payment activity with complex accounts receivable processing in one production environment. The loan operations application framework uses workflow, imaging, and Intranet technology to enable a bank to more quickly, efficiently, and accurately initiate a new consumer or installment loan. CyberStatement enables financial services firms to efficiently manage, store, and distribute legacy reports and print-formatted documents such as customer statements over the Internet. Our software application solutions are comprised of a core software product plus customization and installation services provided around the core product. We have also invested in growing a sales and marketing organization to sell our software solutions. At the same time, we have continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which we believe may be the basis for future application frameworks. We released in early 1999 our new CyberStatement software and product solution, which was based on a large application development contract. There can be no assurance that this new software and product solution will generate additional revenues.

   During the transition from providing software development services to developing and selling software application solutions, a majority of our total revenues has been derived from the provision of services to customers pursuant to large software development contracts, certain of which provide the basis for our application frameworks. We recognize revenue from software development contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for the three months ended June 30, 1999 and 1998 was 43.5% and 52.4%, respectively. The decline in service revenue as a percentage of total revenue is primarily due to the increase in software license revenue recognized in the three months ended June 30, 1999 from the amendment of the Global
Strategic Alliance Agreement signed in June 1999.   To continue to achieve
revenue growth and improve operating margins, we must increase market acceptance and sales of our software application solutions to a broader base of the financial services market. We must develop and enhance our sales and marketing capabilities, software development estimation, production and distribution infrastructure as we continue the transition from a pure service provider business to a software application solutions business.* There can be no assurance that we will be successful in creating the necessary capabilities and infrastructure. Any significant failure by us to manage the transition successfully has had and would continue to have a material adverse affect on our business, operating results and financial condition and would continue to create significant fluctuation in quarterly operating results.

   Installation of our software application solutions is, in part, dependent upon certain customer responsibilities. To the extent the customer activities are delayed, the installation of our application software may be delayed, which may result in a delay in revenue recognition, which could continue to have a material adverse affect on our business, operating results and financial condition. For example, we have experienced product installation delays which have resulted in us having lower than expected revenue and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997, for each quarter of 1998 and for the quarters ended March 31 and June 30, 1999. The failure to resolve similar situations in the future could continue to have an adverse affect on our operating results and could adversely affect our ability to market our solutions.

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

   At June 30, 1999, we had an accumulated deficit of approximately $26.2 million, including a net loss of $2.0 million for the six months ended June 30, 1999. There can be no assurance that we will have operating profits in any future period.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1999 and 1998

   Revenues

   License. License revenue to-date has been primarily derived from the sale of licenses of our CheckVision, RemitVision and WorkVision software application solutions. License revenue increased 302% to $1.5 million from $0.4 million for the three months ended June 30, 1999 and 1998, respectively. This increase in license revenue primarily resulted from increased licenses and royalties recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999. Management believes that we will need to penetrate additional market segments within financial services to achieve continued license revenue growth, the timing of which is difficult to predict.*

   Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for our CheckVision and RemitVision software application solutions. Service revenue increased 29% to $2.1 million from $1.6 million for the three months ended June 30, 1999 and 1998, respectively. The increase is primarily due to the effect of an approximately $0.4 million cancelled order in the three months ended June 30, 1998. Management believes that we will need to penetrate other market segments within financial services and expand into new markets to achieve service revenue growth, the timing of which is difficult to predict.*

   Maintenance. Maintenance revenue is generated primarily by software support contracts to customers who have entered into license agreements for the use of our software application solutions. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 8% to $1.2 million from $1.1 million for the three months ended June 30, 1999 and 1998, respectively. Maintenance revenue increased for the three months ended June 30, 1999 from the three months ended June 30, 1998 due to the growing base of installed CheckVision application framework customers resulting in a corresponding increase in demand for maintenance related services.

   Cost of Revenues

   License. Cost of license revenue decreased to $14,000 from $42,000 for the three months ended June 30, 1999 and 1998, respectively, representing 0.9% and 11.0% of license revenues for the three months ended June 30, 1999 and 1998, respectively. Costs declined in absolute dollars because there are no associated costs of license with the license and royalty revenues realized on the amendment of the Global Strategic Alliance Agreement. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners or customers that fund or partially fund future application frameworks.*

   Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, and training and development services. Cost of service revenue decreased 47% to $1.6 million from $3.1 million for the three months ended June 30, 1999 and 1998, respectively, representing 78% and 190% of service revenues for the three months ended June 30, 1999 and 1998, respectively. Cost of service revenue decreased substantially due to an increase in the number of higher gross margin time and material contracts, a reduction in the number of engineers and improved execution of performance on contracts resulting in quicker customer acceptance of contract completion.

   Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 13% to $0.9 million from $0.8 million for the three months ended June 30, 1999 and 1998, respectively, representing 77% and 74% of maintenance revenues for the three months ended June 30, 1999 and 1998, respectively. The absolute dollar amount increase in the cost of maintenance was due to the increase in maintenance revenue.

   Operating expenses

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expenses decreased 9% to $1.1 million for the three months ended June 30, 1999 as compared to $1.2 million for the three months ended June 30, 1998. Sales and marketing expense decreased primarily due to a slight decrease in the sales and marketing staff. Sales and marketing expenses as a percentage of revenue decreased for the three months ended June 30, 1999 primarily due to the increase in revenue for the three months ended June 30, 1999 coupled with the fact that these expenses are relatively fixed.

   General and administrative. General and administrative expense was $1.1 million for the three months ended June 30, 1999 as compared to $1.5 million for the three months ended June 30, 1998, or 22% and 47% of total revenues, respectively. For the three months ended June 30, 1999, general and administrative expense decreased 27% from the three months ended June 30, 1998 due primarily to the effect of an increase in the allowance for doubtful accounts for certain contracts associated with high collectibility risks made in the three months ended June 30, 1998, partially offset by an increase in executive salary and executive recruiting costs incurred in the three months ended June 30, 1999. Additionally, stock-based compensation expense was recorded for the issuance of stock options to non-employees in the three months ended June 30, 1999. General and administrative expenses as a percentage of revenues decreased for the three months ended June 30, 1999, primarily due to the increase in revenues.

   Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expense was $0.3 million for the three months ended June 30, 1999 as compared to $1.5 million for the three months ended June 30, 1998, or 7% and 47% of total revenues, respectively. For the three months ended June 30, 1999, product development expense decreased primarily as a result of decreased personnel costs and associated infrastructure costs required to support software development initiatives to enhance and expand our product offerings. In particular, our development expenditure decrease for the three months ended June 30, 1999 from the three months ended June 30, 1998 was driven by the completion of our RemitVision Release 2.0 and release 4.0 in 1998. We may experience increased product development costs associated with product enhancements and new application frameworks, which are deemed necessary to adequately address the changing needs of the marketplace.* In particular, to the extent we are required to develop future application frameworks without development contracts, our expenditures for product development may increase.*

   Interest income. Interest income represents interest earned by the Company on its cash, and cash equivalents. Interest income decreased to $43,000 from $109,000 for the three months ended June 30, 1999 and 1998, respectively, due to lower average invested cash balances in the three months ended June 30, 1999.

   Provision for income taxes. The Company did not record a provision for income taxes for the three months ended June 30, 1999 and 1998.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 1999 and 1998

   Revenues

   License. License revenue to-date has been primarily derived from the sale of licenses of our CheckVision, RemitVision, and WorkVision software application solutions. License revenue decreased 5% to $1.9 million from $2.0 million for the six months ended June 30, 1999 and 1998, respectively. This slight decrease in license revenue results from a decrease in demand for our CheckVision and RemitVision application frameworks offset by the increase in licenses and royalties recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999. Management believes that we will need to penetrate additional market segments within financial services to achieve continued license revenue growth, the timing of which is difficult to predict.*

   Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for our CheckVision and RemitVision software application solutions. Service revenue decreased 5% to $3.8 million from $4.0 million for the six months ended June 30, 1999 and 1998, respectively. The decrease is the result of a smaller number of sales of our application software solutions offset by the effect of an approximately $0.4 million cancelled order in the six months ended June 30, 1998. Management believes that we will need to penetrate other market segments within financial services and expand into new markets to achieve service revenue growth, the timing of which is difficult to predict.*

   Maintenance. Maintenance revenue is generated primarily by software support contracts to customers who have entered into license agreements for the use of our software application solutions. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 25% to $2.6 million from $2.1 million for the six months ended June 30, 1999 and 1998, respectively. This increase is due to the growing base of installed CheckVision application framework customers resulting in a corresponding increase in demand for maintenance related services.

   Cost of Revenues

   License. Cost of license revenue decreased to $32,000 from $126,000 for the six months ended June 30, 1999 and 1998, respectively, representing 1.7% and 6.2% of license revenues for the six months ended June 30, 1999 and 1998, respectively. Costs declined in absolute dollars because there are no associated costs of license with the license and royalty revenues realized on the amendment of the Global Strategic Alliance Agreement. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners or customers that fund or partially fund future application frameworks.*

   Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, and training and development services. Cost of service revenue decreased 17% to $3.6 million from $4.4 million for the six months ended June 30, 1999 and 1998, respectively, representing 97% and 110% of service revenues for the six months ended June 30, 1999 and 1998, respectively. Cost of service revenue decreased due to an increase in the number of higher gross margin time and material contracts, a reduction in the number of engineers and improved execution of performance on contracts resulting in quicker customer acceptance of contract completion.

   Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue increased 21% to $1.8 million from $1.5 million for the six months ended June 30, 1999 and 1998, respectively, representing 71% and 73% of maintenance revenues for the six months ended June 30, 1999 and 1998, respectively. The absolute dollar amount increase in the cost of maintenance was due to the increase in maintenance revenue.

   Operating expenses

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expenses remained almost unchanged at $2.4 million for both the six months ended June 30, 1999 and 1998. Sales and marketing expenses as a percentage of revenue decreased for the six months ended June 30, 1999 to 29% from 30% for the six months ended June 30, 1998 primarily due to the slight increase in revenue for the six months ended June 30, 1999 coupled with the fact that these expenses are relatively fixed.

   General and administrative. General and administrative expense was $2.0 million for the six months ended June 30, 1999 as compared to $2.2 million for the six months ended June 30, 1998, or 24% and 27% of total revenues, respectively. For the six months ended June 30, 1999, general and administrative expense decreased 11% from the six months ended June 30, 1998 due primarily to the effect of an increase in the allowance for doubtful accounts for certain contracts associated with high collectibility risks made in the six months ended June 30, 1998 partially offset by an increase in executive salary and executive recruiting costs incurred in the six months ended June 30, 1999. Additionally, stock-based compensation expense was recorded for the issuance of stock options to non-employees in the six months ended June 30, 1999. General and administrative expenses as a percentage of revenues decreased for the six months ended June 30, 1999, primarily due to the increase in revenues.

   Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expense was $0.5 million for the six months ended June 30, 1999 as compared to $2.7 million for the six months ended June 30, 1998, or 6% and 34% of total revenues, respectively. For the six months ended June 30, 1999, product development expense decreased primarily as a result of decreased personnel costs and associated infrastructure costs required to support software development initiatives to enhance and expand our product offerings. In particular, our development expenditure decrease for the six months ended June 30, 1999 from the six months ended June 30, 1998 was driven by the completion of our RemitVision Release 2.0 and release 4.0 in 1998. We may experience increased product development costs associated with product enhancements and new application frameworks, which are deemed necessary to adequately address the changing needs of the marketplace.* In particular, to the extent we are required to develop future application frameworks without development contracts, our expenditures for product development may increase.*

   Interest income. Interest income represents interest earned by the Company on its cash, and cash equivalents. Interest income decreased to $115,000 from $221,000 for the six months ended June 30, 1999 and 1998, respectively, due to lower average invested cash balances in the six months ended June 30, 1999.

   Provision for income taxes. The Company did not record a provision for income taxes for the six months ended June 30, 1999 and 1998.

   Liquidity and Capital Resources

   Operating activities for the six months ended June 30, 1999 provided $0.8 million of cash. For the six months ended June 30, 1998, operating activities generated cash of less than $0.1 million. The net cash generated by the operating activities of the Company for the six months ended June 30, 1999 was the result of the cash received from the amendment to the Global Strategic Alliance Agreement, offset by the Company's net loss and an increase in receivables. A significant portion of this cash was deferred.

   Our investing activities for the six months ended June 30, 1998 consisted primarily of purchases and sales of short-term investments and property and equipment. Short-term investment purchases and sales did not occur during the six months ended June 30, 1999. For the six months ended June 30, 1998, total short-term investments purchases totaled $5.4 million and total sales totaled $4.0 million. Capital expenditures for the six months ended June 30, 1999 and for 1998 were $94,000 and $192,000, respectively. Capital expenditures consisted of purchases of computer equipment and office furniture to support our product development needs and Year 2000 compatibility requirements. We currently have no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for our facilities.

   Cash provided by financing activities was $313,000 and $253,000 for the six months ended June 30, 1999 and 1998, respectively. The cash generated was the result of net proceeds from the exercise of stock options and employee stock purchases under our employee stock purchase plan.

   At June 30, 1999, we had $8.6 million in cash and cash equivalents and $1.7 million in working capital. We believe that our existing cash, cash equivalents and short-term cash investments, together with expected cash flows from operations, will be sufficient to fund our operations for the next 12 months.* In the event that such existing and expected resources are not sufficient to fund our operations for the next 12 months, we will need to obtain financing.* There can be no assurance that such financing will be available on acceptable terms, if at all and that such terms will not be dilutive to our existing stockholders. Our inability to secure necessary funding would have a material adverse affect on our financial condition and results of operation.

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

   In assessing the affect of the Year 2000 Issue on the Company, we have determined the need to evaluate the following general areas:

   .  internal infrastructure

   .  supplier relationships

   .  products sold to customers

   Internal Infrastructure.   We have assessed our internal systems, including
our telecommunication services, climate control, building access and other infrastructural services. Based on our assessment, we have identified necessary modifications to our telecommunications and internal computer systems to make them Year 2000 compatible. We expect to implement the telecommunications and computer systems modifications by July 31, 1999. We cannot assure you that our other internal systems contain all necessary software for Year 2000 compatibility.*

   Supplier Relationships. We have contacted our critical suppliers of products and services to determine that their operations and the products and services they provide to us are Year 2000 compatible. We cannot assure you that the failure of one of our suppliers to ensure appropriate Year 2000 capability would not significantly harm our business, operations or financial condition.

   Products Sold to Customers. We have also assessed the capability of our products that we sold to customers. Based on this assessment, we do not expect that contingencies related to the Year 2000 Issue for the products we sold are likely to significantly harm our business.* We cannot assure you, however, that our software application solutions contain all necessary software for Year 2000 compatibility. Additionally, our products incorporate third party software products, which are in turn incorporated into our customers' products and internal systems, which we do not develop. The performance of our software application solutions could be affected if a Year 2000 Issue exists in any different third party software product or a component of a customer's product or internal system.* We have not, and will not, assess the existence of these potential problems in our customers' products or internal systems.*

   If any of our licensees experience Year 2000 Issues, such licensees could assert claims for damages against us. Any such litigation could result in substantial costs and diversion of our resources, even if ultimately decided in our favor. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compatible. These expenditures may result in reduced funds available to purchase our application software solutions.* The occurrence of any of the foregoing could significantly harm our business, financial condition and results from operations.

   We have not developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our products or critical operations, and we do not plan to do so in the future. The expected costs associated with respect to Year 2000 Issues is estimated to equal $50,000 and are to be funded by our available cash.* We will continue to expend resources to address this issue in the future.* We cannot assure you, however, that the Year 2000 Issue will not have an adverse impact on our business, financial condition and results of operations.

   Risk Factors

   We Cannot Assure You That We Will Be Profitable In Any Future Period. We have incurred significant net losses since our inception. At June 30, 1999, we had an accumulated deficit of approximately $26.2 million. Although we achieved net operating profits in the quarters ended March 31, 1995, 1996 and 1997, June 30, 1996,

September 30, 1996 and 1997, and December 31, 1996 and 1997, we cannot assure you that we will have operating profits in any future period.

   Our Quarterly Operating Results Will Fluctuate because of Many Factors. Our quarterly operating results have varied in the past, and we expect our quarterly operating results to vary significantly in the future.* Our revenues and operating results are difficult to forecast and could be significantly harmed by many factors, some of which are outside our control, including, among others:

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

   We are in the process of transitioning from an application services focus to a product-centric focus in order to continue our expansion into the financial services marketplace, which entails a number of risks, including potential continued declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because our orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, even one existing contract may have a significant impact on our quarterly operating results. For example, we had lower than anticipated revenues and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997, in each quarter of 1998, and in the quarters ended March 31, 1999 and June 30, 1999. In addition, we have experienced substantially longer sales cycles for our application software solutions than originally expected. Alliances have to-date provided significantly less revenue than we had originally expected, and although we continue to seek ways to expand on alliances, we cannot assure you that these efforts will be successful. In addition, our customers or potential customers may defer their purchases of our application frameworks if there is a downturn in their business or the economy in general. Further, as the Year 2000 approaches, many current and potential customers are focusing their resources on the Year 2000 capability issues, which may further cause deferrals or cancellations on their decision to purchase our software application solutions.

   Due primarily to hardware requirements and customer site preparation, there is typically a three to five months period between when a customer places an order for CheckVision and when we commence installation services. This may be longer if the customer orders significant customization services. We have experienced a one-year installation period for RemitVision. Installation of our software application solutions is, in part, dependent upon certain customer responsibilities. To the extent the customer activities are delayed, the installation of our application software may be delayed, which has and may continue to result in a delay in revenue recognition. Any delay in the installation of our software products or the recognition of revenue could seriously harm our business, operating results and financial condition. In the past, we have experienced product installation delays, which resulted in strained customer relations and, in one instance, a contract termination. Similar situations in the future could continue to harm our operating results and could also adversely affect our ability to market our products. Our expense levels are based in part on our expectations of future revenues. If our revenue is below expectations, net income has been and may continue to be disproportionately affected because a significant portion of our expenses does not vary with revenues. Our operating results could continue to be adversely affected if our revenues do not meet our expectations. We may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, other competitive factors, or our failure to continue to obtain software development contracts require us to invest significantly greater resources in software product development efforts, our operating margins may be significantly harmed in the future.

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

   We Encounter Risks Associated with Our Transition to a Software Application Solutions Business. During this transition, which is still underway, we are moving from providing software development services to developing and selling software application solutions.

   We recognize revenue from our contracts on the percentage-of-completion basis. To achieve revenue growth and improve operating margins, we must increase market acceptance and sales of our existing software application solutions and must introduce new software and product solutions.* As we become increasingly reliant upon application framework sales, our total revenues could continue to decline if service revenue continues to decline more quickly than we can increase revenue from software and product solutions sales.* We must develop and enhance our sales and marketing capabilities and software production and distribution infrastructure as we continue the transition from a service business to a software and product solutions business. We cannot assure you that we will successfully create the necessary capabilities and application infrastructure. Our failure to successfully manage the transition would continue to significantly harm our business, operating results and financial condition and would continue to create significant fluctuation in our quarterly operating results.

   To Be Successful We Will Need to Enter into New Software Development Contracts. Through the end of June 1999, we derived the majority of our total revenues from large application development contracts. We have completed the majority of these contracts but have been unable so far to attract new customers to enter into such contracts as we focus on future sales. We suffered a decline in software license revenue primarily due to a much smaller available market for our existing software application solutions than originally expected. Furthermore, we have historically used the research we derived from our software development contracts as the basis for our software application solutions and anticipate that any future software and product solutions will arise from new or existing software application contracts. Our failure to attract new customers to enter into such contracts would significantly harm our ability to develop new software and product solutions. In addition, if we are required to develop future software and product solutions without software development contracts, we will need to increase our expenditures for product development, which may significantly harm our operating margins.* We cannot assure you that we will be able to attract new customers to enter into software development contracts or that we will be able to develop new software and product solutions based on the research we undertake in connection with new or recently completed software development contracts, if any. Any such failure would significantly harm our business, operating results and financial condition. If we develop new software and product solutions based upon technology that we develop in connection with software development contracts, we may have to expend additional resources on product development*, and we cannot assure you that such software and product solutions will achieve market acceptance. In addition, once we commercialize any such application frameworks, we have agreed under certain circumstances in the past, and may in the future agree to pay royalties to repay development expenses to the customer for whom the development services were undertaken.* Any such payments could significantly harm our business, operating results and financial condition.

   We Derive a Significant Portion of Our Revenue from the Banking Industry and for Us to Be Successful We Will Need to Penetrate Additional Segments of the Financial Services Industry. Currently, a substantial majority of our total revenue results from services and licenses provided to large banks. Our future operating results will depend in part on our ability to penetrate additional segments of the financial services industry such as the brokerage, mutual funds, insurance and credit card segments.* While we may devote substantial resources to penetrate these and other markets, we cannot assure you that the revenues we generate from this effort, if any, will exceed the cost of such efforts. To successfully expand our product offerings to market segments other than the banking industry, we must create new software and product solutions and modify our software application solutions.* We cannot assure you that we will be able to create or modify such software products effectively or that such application frameworks, if successfully created or modified, will achieve market acceptance. If we are unable to penetrate new markets, our future financial condition will depend upon our ability to further penetrate the banking industry.* The current focus of the banking industry on mergers and on Year 2000 issues may impede our ability to further penetrate this industry.* If we are unable to adapt our software and product solutions or our sales and marketing efforts to meet the needs of new markets, or if we are not able to further penetrate the banking industry, our business, operating results and financial condition could continue to be significantly harmed.

   The Sales Cycle for Our Products Is Long. Our sales cycle is typically six to 12 months and varies substantially from customer to customer. We believe the purchase of our software application solutions is discretionary and represents a strategic decision requiring a significant capital investment by our customers. As a result, purchases of our software application solutions generally involve a significant commitment of management attention and resources by prospective customers and require multiple approvals. Accordingly, our sales are subject to a long approval process. Our business, operating results and financial condition have been in the past, and could be in the future, significantly harmed if customers delay, reduce or cancel orders. Such delays, reductions or cancellations may contribute to significant fluctuations of our quarterly operating results in the future and may adversely affect such results.

   The Loss of One or More of Our Key Customers Would Adversely Affect Our Business and Results of Operations. Our reliance on a concentrated base of customers, although in decline, has been due primarily to our dependence on large software development contracts. We intend to continue to seek customer support for strategic development projects that may yield additional software and product solutions and expect that we may continue to depend on a few significant customers for the foreseeable future.* If we are unable to establish relationships with additional significant customers and if we continue to experience difficulties increasing revenues derived from the sale of software and product solutions as a percentage of total revenues, our business, operating results and financial condition could continue to be significantly harmed.

   For Us to Be Successful We Will Need to Develop New Application Frameworks which Satisfy Rapidly Changing Customer Requirements and Technological Trends. Rapid technological developments, evolving industry standards and rapid changes in customer requirements characterize the market for our software and product solutions. The introduction of competitive software products responding to these trends could render our existing software application solutions obsolete and unmarketable. As a result, our success depends upon our ability to continue to enhance our existing software application solutions, respond to changing customer requirements and develop and introduce in a timely manner new software and product solutions that keep pace with technological developments and emerging industry standards.

   Customer requirements include, but are not limited to operability across distributed heterogeneous and changing hardware platforms, operating systems relational databases and networks. For example, as more of our customers start to utilize or adopt other emerging operating systems on server platforms, we may need to optimize the operation of our application frameworks on such platforms in order to maintain our competitive ability. We cannot assure you that our application frameworks will achieve market acceptance, or will adequately address the changing needs of the marketplace, or that we will successfully develop and market enhancements to our existing software application solutions, or new software and product solutions incorporating new technology on a timely basis. Our failure to develop and introduce new application frameworks, or enhancements to existing software application solutions, in a timely manner to adequately address changing market conditions or customer requirements, will significantly harm our business, operating results and financial condition.

   We have a number of ongoing software development projects. We have released enhancements to our CheckVision, RemitVision and a loan operations application framework, as well as a new CyberStatement software and product solution. Our objective is to increase the portion of our total revenues derived from these application frameworks. We cannot assure you that the features these enhanced software and product solutions include will be features required to achieve market acceptance. Our product development programs have been delayed in the past and we have experienced delays in the development of RemitVision. We had operating losses due to delays in RemitVision contracts and due to much lower sales of CheckVision software application solutions than originally anticipated. The failure of our software and product solutions to achieve broader market acceptance and increased sales could continue to significantly harm our business, operating results and financial condition.

   Our Business Could Be Affected by Software Defects and Product Liability Claims. Software products as complex as ours may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in certain of our software application solutions and have experienced delays in shipment of application frameworks during the period required to correct these errors. We cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found, resulting in:

   .  loss of, or delay in, market acceptance

   .  diversion of development resources

   .  injury to our reputation

   .  increased service and warranty costs

any of which could significantly harm our business, operating results and financial condition.

   Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Our software application solutions are generally used to manage data that is critical to an organization, and, as a result, our sale and support of our application frameworks may entail the risk of significant product liability claims. A liability claim brought against us could significantly harm our business, operating results and financial condition.

   Our Industry Is Highly Competitive and We Cannot Assure You that We Will Be Able to Effectively Compete. Our competitors vary in size and in scope and breadth of the software products they offer. We compete with various companies, including:

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

   . a number of companies, such as Check Solutions and Mobius targeting the enterprise-wide information systems market

   In particular, our CheckVision application framework competes with Check Solutions and Fiserv. Our CyberStatement product competes primarily with BlueGill and Xenos. Our RemitVision software application solution competes with BancTec, VICOR and Unisys. Among our potential competitors are also a number of large hardware and software companies that may develop or acquire software products that compete with software application solutions. We may be at a competitive disadvantage to hardware vendors because they are able to package and discount sales of software bundled with hardware to allow the customer the opportunity to deal with a single vendor. Many of our competitors have:

   .  longer operating histories

   . substantially greater financial, technical, sales, marketing and other resources

   .  greater name recognition

   .  larger customer bases

than we do.

   Our current and future competitors could introduce software products with more features, higher scalability, greater functionality and lower prices than our application frameworks. These competitors could also bundle existing or new software products with other, more established software products in order to compete with us. Moreover, as the client/server solutions market develops, a number of companies with significantly greater resources than we have could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners. Further, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies.* We expect increased competition to continue to result in price reductions, reduced gross margins and loss of market share, any of which could continue to significantly harm our business, operating results and financial condition.* Any material reduction in the price of our software and product solutions would negatively affect gross margins. We cannot assure you that we will be able to provide software and product solutions that compete favorably with our competitor's software products or that competitive pressures will not require us to reduce our prices. Our failure to provide competitive products will significantly harm our business, operating results and financial condition.

   Our Success Depends on the Growth of Market for Client/Server Applications Solutions in the Financial Services Industry. Substantially all of our current business is in the market for client/server solutions and services for check transaction archives and applications and remittance processing applications in the banking industry, which is still an emerging market and which is highly fragmented and subject to rapid change. Our future financial performance will depend in large part on continued growth in the number of companies in the financial services industry adopting client/server technology and systems solutions requiring our software application solutions.* We also intend to adapt our CheckVision software and product solutions to the Internet and to offer an Internet component as part of any new product offerings.* We cannot assure you that the market for our client/server software and product solutions and services will grow or that our Internet strategy will be successful. If the client/server software and services market segment in which we operate fails to grow, or grows more slowly than we currently anticipate, or if our Internet strategy is unsuccessful, our business, operating results and financial condition would continue to be significantly harmed.

   Our Success Depends on Our Ability to Expand Our Distribution Channels and Successfully Manage the Risks Associated with Such Expansion. To-date, we have sold our software application solutions primarily through our direct sales force. We will need to successfully recruit, retain and train sufficient direct sales personnel and establish other distribution channels and partnerships to achieve significant revenue growth in the future.* We continue to seek ways to augment our direct sales force by establishing indirect distribution channels, including the development of joint marketing relationships with firms that have a large market presence or sell complementary software products.* Our distribution channels and alliances have to-date produced substantially less revenue than we originally expected. We cannot assure you that we will successfully increase our revenue through channels and alliances. We cannot assure you that we will successfully expand our direct sales force or that any such expansion will result in any substantial increase in our revenues. Our failure to expand our direct sales force or other distribution channels could continue to significantly harm our business, operating results and financial condition.

   Year 2000 Issues Could Affect Our Business. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure of our internal systems to correctly recognize date information when the year changes to 2000, could significantly harm our operations. We have assessed our internal systems and expect to purchase enhanced software for our internal computer systems, which we expect to be Year 2000 compatible.* We expect to implement the new software by September 30, 1999.* We have contacted our critical suppliers of products and services to determine that their operations and the products and services they provide to us are Year 2000 capable. We cannot assure you that the failure of one of our suppliers to ensure appropriate Year 2000 capability would not significantly harm our business, operations or financial condition. We have also assessed the capability of our products sold to customers and do not expect that contingencies related to Year 2000 Issues are likely to significantly harm our business.* We cannot assure you, however, that our application software solutions contain all necessary software for Year 2000 compatibility. If any of our licensees experience Year 2000 problems, such licensees could assert claims for damages against us. Any such litigation could result in substantial costs and diversion of our resources, even if ultimately decided in our favor. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compatibility. These expenditures have in the past and may continue to result in reduced funds available to purchase our products. The occurrence of any of the foregoing could significantly harm our business, operating results and financial condition.

   We Expect Our Transition to a Software Solutions Business Will Continue to Strain Our Management, Operational and Technical Resources. We are in the process of transitioning from an application services focus to a product-centric focus in order to continue our expansion into the financial services marketplace. Our transition has placed significant demands on our management, operational and technical resources. We expect this transition to continue to challenge our sales, marketing, technical and support personnel and senior management.* Our future performance will depend in part on our ability to adapt our operational systems to respond to changes in our business.* Our transition entails a number of risks, including continued potential declines in revenue and the need to develop the appropriate sales and marketing capabilities and software development estimation, production, delivery and distribution infrastructure. We cannot assure you that we will be successful in creating the necessary capabilities and infrastructure at all. Our failure to manage the transition successfully has had and could continue to significantly harm our business, operating results and financial condition.

   Our Senior Management and Key Personnel Are Critical to Our Business and those Officers and Personnel May Not Remain with Us in the Future. We must retain the continued service of our senior management as well as sales and product development personnel if we are to provide improved future performance. We do not have and do not intend to obtain key person life insurance on our personnel. The loss of one or more of our key personnel could significantly harm our business, operating results and financial condition. We are also actively seeking key technical personnel. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled management, marketing, sales and product development personnel.* Competition for such personnel is intense, and we cannot assure you that we can retain our key employees or that we will successfully attract, assimilate and retain such personnel in the future. Our failure to attract, assimilate and retain key personnel could significantly harm our business, operating results and financial condition.

   Our Efforts to Protect Our Intellectual Property May Not Protect Us against Misuse and Others May Claim that Our Products Infringe. Our success depends in significant part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. We presently have four patents. While our current products are not dependent on these patents, we may utilize these patents in future software products.* As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and business partners, and limit access to and distribution of our products, supporting documentation and other proprietary information. Despite these precautions, a third party may be able to copy or otherwise obtain and use our software products or technology without our authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries, which have in the past licensed and may in the future license our products.* We cannot assure you that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our software products or design around any intellectual property rights upon which our business is now or may in the future be dependent.

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

   The NASDAQ Is Continuing to Monitor the Company's Common Stock. On July 8, 1999, the Company was moved to the Nasdaq SmallCap Market. The Company's common stock will be listed on the Nasdaq SmallCap Market via an exception from the net tangible asset requirement. The Company has met the net tangible asset requirement of $2.0 million for the SmallCap Market as of March 31, 1999, and believes that it will continue to meet this requirement in the future.*
However, the Nasdaq Listing Qualifications Panel has determined that in conjunction with the Company's move from the National Market to the SmallCap Market, the Company must achieve a net tangible asset requirement of $3.9 million on or before November 15, 1999. For the duration of the exception, the Company's Nasdaq symbol will be IACPC. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on the Nasdaq SmallCap Market. If at some future date the Company's securities should cease to be listed on the Nasdaq SmallCap Market, the Company may be listed on the OTC-Bulletin Board. While the Company believes that it can meet the conditions set forth by Nasdaq, there can be no assurance to that effect. The Company plans to appeal the decision of the Nasdaq Listing Qualifications Panel and to request reinstatement to the Nasdaq National Market.*

                          PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 16, 1999, at the annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals: (1) election of the Board of Directors; (2) ratification and approval of an amendment to the Company's 1996 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares; and (3) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

Proposal 1.  Election of Directors.

   Director                                            For                  Withheld
   --------                                            ---                  --------
   Kevin D. Moran                                   8,740,557                25,423

   Stewart K. P. Gross                              8,708,379                57,601

   Randy Katz                                       8,708,379                57,601

   Henry Kressel                                    8,708,379                57,601

   Timothy F. McCarthy                              8,740,557                25,423

   John Oltman                                      8,740,657                25,323

   Chakravarthi V. Ravi                             8,694,312                71,668

Proposal 2. Ratification and approval of an amendment to the Company's 1996 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares.

   For                                 Against              Abstain
   ---                                 -------              -------
   5,710,843                          169,276               99,426

Proposal 3.  Ratification of Appointment of Independent Auditors.

   For                                 Against              Abstain
   ---                                 -------              -------
   8,702,006                           52,112               11,862

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits
             --------
             The following exhibits are furnished along with this Form 10-Q Quarterly Report for the three months ended June 30, 1999:

             10.1 Offer Letter dated April 22, 1999 and Employment Agreement between the Registrant and Leslie J. Alvarez, dated May 19, 1999.

             27.1   Financial Data Schedule (electronic filing only).

         b.  Reports on Form 8-K
             -------------------
             The Company filed a report on Form 8-K during the three months ended June 30, 1999.

                               IA CORPORATION I

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IA CORPORATION I

Date: August 9, 1999                /s/ Leslie  J. Alvarez
                                   -------------------------------------------
                                    Leslie J. Alvarez
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)