Form 10-Q
period 1999-09-30
ALYSIS TECHNOLOGIES INC
filed 1999-11-10
CIK 1013033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                          Commission File No. 00021539


                           ALYSIS TECHNOLOGIES, INC.
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

                               [ X ] Yes  [  ] No

The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 10,386,338 as of October 31, 1999.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

     Item 1.    Financial Statements (unaudited)

                Condensed Balance Sheets at September 30, 1999 and December 31, 1998...........     2

                Condensed Statements of Operations for the three months and nine months
                ended September 30, 1999 and 1998..............................................     3

                Condensed Statements of Cash Flows for the nine months ended September
                30, 1999 and 1998..............................................................     4

                Notes to Condensed Financial Statements........................................     5

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................................     8

PART II.  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K...............................................    22

Signatures      ...............................................................................    23

ITEM 1.   FINANCIAL STATEMENTS

                           ALYSIS TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                       September 30,     December 31,
                                                                                            1999             1998
                                                                                     ----------------  ----------------
Assets
Current assets:
   Cash and cash equivalents.......................................................         $  9,432         $  7,582
   Receivables, including unbilled receivables of $699 at September 30, 1999 and
       $0 at December 31, 1998, less allowance for doubtful accounts of $741 at
       September 30, 1999 and $1,248 at December 31, 1998...........................           2,426            1,051
  Other current assets.............................................................              699              678
                                                                                            --------         --------
       Total current assets........................................................           12,557            9,311
Property and equipment, net........................................................              572              699
Intangible assets..................................................................            2,518              ---
                                                                                            --------         --------
                                                                                            $ 15,647         $ 10,010
                                                                                            ========         ========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable................................................................         $    334         $    246
   Accrued compensation and related liabilities....................................            1,971            1,809
   Deferred revenues...............................................................            3,581            3,778
   Other accrued liabilities.......................................................              626              354
                                                                                            --------         --------
       Total current liabilities...................................................            6,512            6,187

Stockholders' equity:
  Preferred shares, Series B, $.001 par value:
       Authorized shares - 5,000,000
       Issued and outstanding shares - 400 at September 30, 1999 and none at
           December 31, 1998.......................................................            3,814             ----
   Common shares, $0.01 par value:
       Authorized shares -- 35,000,000
       Issued and outstanding shares -- 10,384,342 at September 30, 1999 and
           9,336,329 at December 31, 1998..........................................              104               93
   Class B Common shares, $0.01 par value:
       Authorized shares -- 5,000,000
       Issued and outstanding shares -- 2,417,112 at September 30, 1999 and
           December 31, 1998.......................................................               24               25
   Additional paid-in capital......................................................           29,736           28,150
   Accumulated deficit.............................................................          (24,129)         (24,204)
   Deferred compensation...........................................................             (414)            (241)
                                                                                            --------         --------
       Total stockholders' equity..................................................            9,135            3,823
                                                                                            --------         --------
                                                                                            $ 15,647         $ 10,010
                                                                                            ========         ========

Note: The December 31, 1998 balance sheet amounts are derived from the December 31, 1998 audited financial statements.


                            See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                        Three Months Ended                           Nine Months Ended
                                                           September 30,                               September 30,
                                             --------------------------------------      ---------------------------------------
                                                    1999                  1998                   1999                  1998
                                             ----------------     -----------------      -----------------      ----------------
Revenues:
 License.....................................         $ 3,839               $   532                $ 5,769               $ 2,561
 Service.....................................           1,759                   273                  5,525                 4,233
 Maintenance.................................           1,230                 1,069                  3,810                 3,132
                                             ----------------     -----------------      -----------------      ----------------
  Total revenues.............................           6,828                 1,874                 15,104                 9,926

Cost of revenues:
 License.....................................              16                    38                     48                   164
 Service.....................................           1,549                 1,296                  5,186                 5,669
 Maintenance.................................             647                 1,133                  2,478                 2,642
                                             ----------------     -----------------      -----------------      ----------------
  Total cost of revenues.....................           2,212                 2,467                  7,712                 8,475

Operating expenses:
 Sales and marketing.........................             880                 1,355                  3,297                 3,771
 General and administrative..................           1,171                 1,311                  3,128                 3,504
 Product development.........................             536                 1,435                  1,070                 4,149
                                             ----------------     -----------------      -----------------      ----------------
  Total operating expenses...................           2,587                 4,101                  7,495                11,424
                                             ----------------     -----------------      -----------------      ----------------

Operating income (loss)......................           2,029                (4,694)                  (103)               (9,973)

Other income:
 Interest income.............................             109                   109                    224                   330
                                             ----------------     -----------------      -----------------      ----------------

Net income (loss)............................           2,138                (4,585)                   121                (9,643)

Preferred stock dividends....................              47                     -                     47                     -
                                             ----------------     -----------------      -----------------      ----------------
Net income (loss) applicable to common
 shareholders................................         $ 2,091               $(4,585)               $    74               $(9,643)
                                             ================     =================      =================      ================

Basic net income (loss) per share applicable
 to common shareholders......................         $  0.17               $ (0.39)               $  0.01               $ (0.83)
                                             ================     =================      =================      ================
Diluted net income (loss) per share
 applicable to common shareholders...........         $  0.15               $ (0.39)               $  0.01               $ (0.83)
                                             ================     =================      =================      ================
Shares used in computing basic net income
 and net loss per share applicable to common
 shareholders................................          12,384                11,646                 12,134                11,552
                                             ================     =================      =================      ================
Shares used in computing diluted net income
 and net loss per  share applicable to
 common shareholders.........................          14,387                11,646                 13,042                11,552
                                             ================     =================      =================      ================

                            See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                        ---------------------
                                                                                          1999        1998
                                                                                        --------    ---------
Operating activities
Net income (loss) applicable to common shareholders....................................  $    74     $ (9,643)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation........................................................................      266          244
   Amortization of deferred compensation...............................................      280          155
   Changes in operating assets and liabilities:
       Receivables.....................................................................   (1,375)       5,903
       Other current assets............................................................      (21)         (77)
       Accounts payable................................................................       88          (73)
       Accrued compensation and related liabilities....................................      162          234
       Deferred revenues...............................................................     (197)         425
       Other accrued liabilities.......................................................      272          377
                                                                                         -------     --------
Net cash used in operating activities..................................................     (451)      (2,455)
                                                                                         -------     --------

Investing activities
Business combination, net of cash acquired.............................................   (1,768)           -
Purchases of property and equipment....................................................     (139)        (427)
Purchases of short-term investments....................................................        -      (10,827)
Maturities of short-term investments...................................................        -        8,853
                                                                                         -------     --------
Net cash used in investing activities..................................................   (2,690)      (2,401)
                                                                                         -------     --------

Financing activities
Net proceeds from sale of Preferred Stock..............................................    3,814            -
Purchases of treasury stock............................................................      (33)           -
Net proceeds from exercise of stock options............................................      250           31
Net proceeds from employee stock purchase plan.........................................      177          314
                                                                                         -------     --------
Net cash provided by financing activities..............................................    4,208          345
                                                                                         -------     --------

Net increase (decrease) in cash and cash equivalents...................................    1,850       (4,511)
Cash and cash equivalents at beginning of period.......................................    7,582        7,058
                                                                                         -------     --------
Cash and cash equivalents at end of period.............................................  $ 9,432     $  2,547
                                                                                         =======     ========

Supplemental disclosure of non-cash information:
   Deferred compensation related to stock options......................................  $     -     $    355
                                                                                         =======     ========

Common Stock issued in business combination............................................  $   750     $      -
                                                                                         =======     ========

Assumed liabilities related to business combination....................................  $   227     $      -
                                                                                         =======     ========

                           ALYSIS TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1. Our Company and Basis of Presentation

   Alysis Technologies, Inc. (previously known as IA Corporation I) was incorporated on July 20, 1992. We develop, market, implement and support large-scale application software solutions to financial services organizations primarily in North America. Certain reclassifications have been made to the financial statements in order to conform to the current presentation.

2. Basic and Diluted Net Income (Loss) Per Share

   Our net income (loss) per share applicable to common shareholders has been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net income (loss) per share applicable to common shareholders has been computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share applicable to common shareholders has been computed using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted net income (loss) loss per share applicable to common shareholders.

(In thousands, except per share data)                  Three Months Ended                  Nine Months Ended
                                                  9/30/99            9/30/98            9/30/99         9/30/98
                                                -----------        -----------        -----------      ----------
 Net income (loss)                              $     2,138        $    (4,585)       $       121      $   (9,643)

 Preferred dividends                                     47                  -                 47               -
                                                -----------        -----------        -----------      ----------

 Net income (loss) available to common
 shareholders                                   $     2,091        $    (4,585)       $        74      $   (9,643)
                                                ===========        ===========        ===========      ==========

Shares used in computing basic net
 income(loss) per share applicable to
 common shareholders                                 12,384             11,646             12,134          11,552

 Effect of dilutive  securities (a)                   2,003                  -                908               -
                                                -----------        -----------        -----------      ----------

Shares used in computing diluted net
 income (loss) per share applicable to
 common shareholders                                 14,387             11,646             13,042          11,552
                                                ===========        ===========        ===========      ==========

Basic net income (loss) per share applicable
 to common shareholders                         $      0.17        $     (0.39)       $      0.01      $    (0.83)
                                                ===========        ===========        ===========      ==========
Diluted net income (loss) per share
 applicable to common shareholders              $      0.15        $     (0.39)       $      0.01      $    (0.83)
                                                ===========        ===========        ===========      ==========

   (a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

3. Revenue Recognition

   Our total revenues are derived from software licenses, services and maintenance. We license software to end-users and resellers under non-cancelable license agreements and provide services to end-users consisting of customization, installation, training and software maintenance. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Allowances for future estimated warranty costs are provided at the time revenues are recognized. Estimated losses on contracts are reported in the period in which such losses become known. Maintenance revenue is recognized ratably over the term of the related agreements, which in most cases is one year.

4. Comprehensive income

   There is no difference between comprehensive income (loss) and net income
(loss) for the three months and nine months ended September 30, 1999 and 1998.

5. Preferred Stock, Series B

   On July 30, 1999, we closed a $4.0 million convertible preferred stock financing (the "Financing"). The Financing was led by Warburg, Pincus Investors, L.P., an affiliate of E. M. Warburg, Pincus & Co., LLC, our largest shareholder. We issued 400 shares of Series B Preferred Stock at a purchase price of $10,000 per share. Each share of Series B Preferred Stock is convertible into approximately 5,229 shares of our Class B Common Stock. The conversion price of the Series B Preferred Stock is $1.9125 per share, which represents a 20% premium over the average closing price of our Common Stock during the ten days prior to subscription. The conversion price is not subject to any reset or "floating" adjustment, other than standard anti-dilution protection. The holders of Series B Preferred Stock will be entitled to cumulative annual dividends of 7% of the purchase price, which are payable semi-annually in cash or, at our option, with shares of our Class B Common Stock.
The Class B Common Stock is convertible into Common Stock. Upon the occurrence of certain events, the Series B Preferred Stock has a liquidation preference equal to the initial purchase price plus accrued but unpaid dividends. The Series B Preferred Stock will also be entitled to certain registration rights.

6. Acquisition

   On September 15, 1999, we acquired all of the shares of the capital stock of At Work Corporation ("At Work"), a New York-based provider of advanced document distribution and electronic commerce applications that utilize Java and other Internet-based technologies. The aggregate consideration paid for the shares of At Work was (a) $1,696,000 in cash, (b) 480,031 of Common Stock of the Company, and (c) $1,000,000 in cash to be paid out as set forth in employment agreements. The acquisition has been accounted for as a purchase, whereby, all assets purchased and liabilities assumed were recorded at their fair market value. The excess of the aggregate purchase price over the fair value of the net assets acquired was recorded as intangible assets and will be amortized over 3 years.

   The unaudited pro forma results of operations, which follow, assume that the acquisition of At Work had occurred on January 1, 1999 (in thousands, except per share data).

                                                Three Months          Nine Months
                                                   Ended                 Ended
                                                  9/30/99               9/30/99
                                               -------------          ------------
        Revenues                               $       6,857          $     15,257
                                               =============          ============
        Net income (loss)                      $       2,043          $       (126)
                                               =============          ============
        Basic net income per share
         applicable to common shareholders     $        0.17          $       0.00
                                               =============          ============
        Diluted net income per share
         applicable to common shareholders     $        0.15          $       0.00
                                               =============          ============

   The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1999 or of future results of operations of the consolidated entities.

   The following "Management Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report and Annual Report on Form 10-K. Additionally, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Risk Factors." The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   We were incorporated in July 1992, when the management, in partnership with E.M. Warburg, Pincus & Co., LLC, purchased certain assets and liabilities of Litton Industries' Integrated Automation Division, a leading system integrator with a primary focus on the aerospace industry and an additional focus on the financial services and transportation industries. Following this acquisition, we began our transition from a system integrator and a provider of software development services to a developer of software application solutions. We decided to de-emphasize the aerospace market, to develop our transaction management platform into a stand-alone software product, and to build a series of software and product solutions based upon our complex enterprise transaction management platform targeted initially to the financial services industry. Our objective was to increase the portion of our total revenue derived from software application solutions sales. Through September 30, 1999, a majority of our total revenues were derived from large application development contracts. We were able to increase the amount of software license revenue in 1996 and in 1997, but suffered a significant decline in 1998 and early 1999. We believe this was primarily due to a much smaller available market for our existing software application solutions than originally expected. Management believes that it will need to penetrate additional market segments within financial services to achieve continued revenue growth, the timing of which is difficult to predict.*

   We reversed the downward trend in software license revenues in the third quarter of 1999. Our revenues increased 622% from $0.5 million for the three months ended September 30, 1998 to $3.8 million for the three months ended September 30, 1999. This increase in revenue was primarily due to the licenses and royalties earned as the result of an amendment to the Global Strategic Alliance Agreement signed in June 1999. As a result, the company generated net income of $2.1 million for the three months ended September 30, 1999 as compared to the net loss of $4.6 million for the three months ended September 30, 1998. The decline in revenue in 1998 and the first quarter of 1999 were caused by delays in implementation of our RemitVision(R) software application solutions, and by decrease in demand for our CheckVision(R) and RemitVision software application solutions. These products are affordable only by the top 125 U.S. banks, and our CheckVision Archive product is still in the early adopter phase by these banks. Also, the banking industry is consolidating and is focused on solving the Year 2000 problem. We believe these issues have put severe constraints on resources available within the banking industry to successfully implement our offerings. We believe our technology and expertise apply to a broader sector of financial services, such as brokerage, mutual funds, insurance and credit card sectors.* Although we have successfully completed installations at both Merrill Lynch and Fidelity Investments, there can be no assurance that we will be successful in these markets, nor can there be any assurance as to the timing of this success.

   We currently sell four software application solutions--CheckVision, WorkVision(R), a loan operations application framework, which are built upon our enterprise transaction management platform, and CyberStatement(TM). CheckVision is designed to maximize the value of archived transaction information over the entire useful life of such information and WorkVision serves as the foundation for our image and archive applications. The loan operations application framework uses workflow, imaging, and Intranet technology to enable a bank to more quickly, efficiently, and accurately initiate a new consumer or installment loan. CyberStatement enables financial services firms to efficiently manage, store, and distribute legacy reports and print-formatted documents such as customer statements over the Internet. Our software application solutions are comprised of a core software product plus customization and installation services provided around the core product. We have also invested in growing a sales and marketing organization to sell our software solutions. At the same time, we have continued to develop specific software solutions under application development contracts for customers primarily in the financial services industry, which we believe may be the basis for future application frameworks. In early 1999, we released our new CyberStatement software and product solution, which was based on a large application development contract. There can be no assurance that this new software and product solution will generate additional revenues.

   During the transition from providing software application solutions to providing software and product solutions, a majority of our total revenues in the recent years has been derived from the provision of licenses and services to customers pursuant to large software application solutions contracts. We recognize revenue from these contracts on the percentage-of-completion basis. Service revenue as a percentage of total revenue for the three months ended September 30, 1999 and 1998 was 25.8% and 14.6%, respectively. To continue to achieve revenue growth and improve operating margins, we must increase market acceptance and sales of our software application solutions to a broader base of the financial services market. We also need to develop and enhance our sales and marketing capabilities, software development, production and distribution infrastructure to support our newer product solutions as we continue the transition from providing software application solutions to providing software and product solutions.* There can be no assurance that we will be successful in creating the necessary capabilities and infrastructure. Any significant failure by us to manage the transition successfully has had and would continue to have a material adverse affect on our business, operating results and financial condition and would continue to create significant fluctuation in quarterly operating results.

   Installation of our software application solutions is, in part, dependent upon certain customer responsibilities. To the extent the customer activities are delayed, the installation of our application software may be delayed, which may result in a delay in revenue recognition, which could continue to have a material adverse affect on our business, operating results and financial condition. For example, we have experienced product installation delays which have resulted in us having lower than expected revenue and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997 and for each quarter of 1998. We discontinued the RemitVision product in early 1999. The failure to resolve similar situations in the future could continue to have an adverse affect on our operating results and could adversely affect our ability to market software solutions.

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

   At September 30, 1999, we had an accumulated deficit of approximately $24.1 million. There can be no assurance that we will have operating profits in any future period.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1999 and 1998

   Revenues

   License. License revenue to-date has been primarily derived from the sale of licenses of our CheckVision, RemitVision and our loan application framework software application solutions. License revenue increased 622% to $3.8 million from $0.5 million for the three months ended September 30, 1999 and 1998, respectively. This increase in license revenue primarily resulted from increased licenses and royalties recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999. In addition, during the three months ended September 30, 1998, we adjusted our estimates for costs to complete certain development contracts resulting in a decrease in revenue. Management believes that we will need to penetrate additional market segments within financial services to achieve continued license revenue growth, the timing of which is difficult to predict. *

   Service. Service revenue is comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for our CheckVision and RemitVision software application solutions. Service revenue increased 544% to $1.8 million from $0.3 million for the three months ended September 30, 1999 and 1998, respectively. The increase is primarily due to the adjustments made to our estimates for costs to complete certain development contracts that resulted in a decrease in revenue for the three months ended September 30, 1998. Management believes that we will need to penetrate other market segments within financial services and expand into new markets to achieve service revenue growth, the timing of which is difficult to predict. *

   Maintenance. Maintenance revenue is generated by software support contracts to customers who have entered into license agreements for the use of our software application solutions. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 15% to $1.2 million from $1.1 million for the three months ended September 30, 1999 and 1998, respectively. Maintenance revenue increased for the three months ended September 30, 1999 from the three months ended September 30, 1998 due to the growing base of installed CheckVision application framework customers resulting in a corresponding increase in demand for maintenance related services.

   Cost of Revenues

   License. Cost of license revenue decreased to $16,000 from $38,000 for the three months ended September 30, 1999 and 1998, respectively, representing 0.4% and 7.1% of license revenues for the three months ended September 30, 1999 and 1998, respectively. Costs declined in absolute dollars because there are no associated costs of license with the license and royalty revenues realized on the amendment of the Global Strategic Alliance Agreement. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners or customers that fund or partially fund future application frameworks. *

   Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, and training and development services. Cost of service revenue increased 20% to $1.5 million from $1.3 million for the three months ended September 30, 1999 and 1998, respectively, representing 88% and 475% of service revenues for the three months ended September 30, 1999 and 1998, respectively. Cost of service revenue as a percentage of revenue decreased substantially due to an increase in the number of higher gross margin time and material contracts, a reduction in the number of engineers and improved execution of performance on contracts resulting in quicker customer acceptance of contract completion. In addition, the cost of service revenue as a percentage of revenue for the quarter ended September 30, 1998 was substantially higher due to the effect of the revenue adjustments, as noted above.

   Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue decreased 43% to $0.6 million from $1.1 million for the three months ended September 30, 1999 and 1998, respectively, representing 53%
and 106% of maintenance revenues for the three months ended September 30, 1999 and 1998, respectively. The decrease in maintenance costs is primarily due to reduced headcount and improved productivity in delivering maintenance services as our products mature.

   Operating expenses

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expenses decreased 35% to $0.9 million for the three months ended September 30, 1999 as compared to $1.4 million for the three months ended September 30, 1998. Sales and marketing expense decreased primarily due to a decrease in the sales and marketing personnel. Sales and marketing expenses as a percentage of revenue decreased to 13% for the three months ended September 30, 1999 from 72% for the three months ended September 30, 1998 primarily due to the increase in revenue for the three months ended September 30, 1999 coupled with the fact that these expenses are relatively fixed.

   General and administrative. General and administrative expense was $1.2 million for the three months ended September 30, 1999 as compared to $1.3 million for the three months ended September 30, 1998, or 17% and 70% of total revenues, respectively. For the three months ended September 30, 1999, general and administrative expense decreased 11% from the three months ended September 30, 1998 due primarily to the increase in revenues.

   Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expense was $0.5 million for the three months ended September 30, 1999 as compared to $1.4 million for the three months ended September 30, 1998, or 8% and 77% of total revenues, respectively. For the three months ended September 30, 1999, product development expense decreased primarily as a result of decreased personnel costs and associated infrastructure costs required to support software development initiatives to enhance and expand our product offerings. In particular, our development expenditure decrease for the three months ended September 30, 1999 from the three months ended September 30, 1998 was driven by the completion of our RemitVision Release 2.0 and Release 4.0 in 1998. We may experience increased product development costs associated with product enhancements and new application frameworks, which are deemed necessary to adequately address the changing needs of the marketplace.* In particular, to the extent we are required to develop future application frameworks without development contracts, our expenditures for product development may increase.

   Interest income. Interest income represents interest earned by the Company on its cash, and cash equivalents. Interest income remained unchanged at $109,000 for the three months ended September 30, 1999 and 1998, respectively.

   Provision for income taxes. The Company did not record a provision for income taxes for the three months ended September 30, 1999 and 1998.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 1999 and 1998

   Revenues

   License. License revenue to-date has been primarily derived from the sale of licenses of our CheckVision, RemitVision, and our loan application framework software application solutions. License revenue increased 125% to $5.8 million from $2.6 million for the nine months ended September 30, 1999 and 1998, respectively. This increase in license revenue resulted from the increase in licenses and royalties recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999. In addition, during the nine months ended September 30, 1998, we adjusted our estimates for costs to complete certain development contracts resulting in a decrease in revenue. Management believes that we will need to penetrate additional market segments within financial services to achieve continued license revenue growth, the timing of which is difficult to predict.*

   Service. Service revenue has been comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for our CheckVision and RemitVision software application solutions. Service revenue increased 31% to $5.5 million from $4.2 million for the nine months ended September 30, 1999 and 1998, respectively. The increase is primarily due to the adjustments made to our estimates for costs to complete certain development contracts that resulted in a decrease in revenue for the nine months ended September 30, 1998. Management believes that we will need to penetrate other market segments within financial services and expand into new markets to achieve service revenue growth, the timing of which is difficult to predict.*

   Maintenance. Maintenance revenue is generated primarily by software support contracts to customers who have entered into license agreements for the use of our software application solutions. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue increased 22% to $3.8 million from $3.1 million for the nine months ended September 30, 1999 and 1998, respectively. This increase is due to the growing base of installed CheckVision application framework customers resulting in a corresponding increase in demand for maintenance related services.

   Cost of Revenues

   License. Cost of license revenue decreased to $48,000 from $164,000 for the nine months ended September 30, 1999 and 1998, respectively, representing 0.8% and 6.4% of license revenues for the nine months ended September 30, 1999 and 1998, respectively. Costs declined in absolute dollars because there are no associated costs of license with the license and royalty revenues realized on the amendment of the Global Strategic Alliance Agreement. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners or customers that fund or partially fund future application frameworks.*

   Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, and training and development services. Cost of service revenue decreased 9% to $5.2 million from $5.7 million for the nine months ended September 30, 1999 and 1998, respectively, representing 94% and 134% of service revenues for the nine months ended September 30, 1999 and 1998, respectively. Cost of service revenue as a percentage of revenue decreased due to an increase in the number of higher gross margin time and material contracts, a reduction in the number of engineers and improved execution of performance on contracts resulting in quicker customer acceptance of contract completion.

   Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue decreased 6% to $2.5 million from $2.6 million for the nine months ended September 30, 1999 and 1998, respectively, representing 65% and 84% of maintenance revenues for the nine months ended September 30, 1999 and 1998, respectively.

   Operating expenses

   Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions and bonuses earned by sales personnel, field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expenses decreased to $3.3 million for the nine months ended September 30, 1999 as compared to $3.8 million for the nine months ended September 30, 1998. Sales and marketing expenses as a percentage of revenue decreased for the nine months ended September 30, 1999 to 22% from 38% for the nine months ended September 30, 1998 primarily due to the increase in revenue for the nine months ended September 30, 1999 coupled with the reduction in the sales and marketing staff.

   General and administrative. General and administrative expense was $3.1 million for the nine months ended September 30, 1999 as compared to $3.5 million for the nine months ended September 30, 1998, or 21% and 35% of total revenues, respectively. For the nine months ended September 30, 1999, general and administrative expense decreased 11% from the nine months ended September 30, 1998, which includes the effect of an increase in the allowance for doubtful accounts for certain contracts associated with high collectibility risks.

   Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expense was $1.1 million for the nine months ended September 30, 1999 as compared to $4.1 million for the nine months ended September 30, 1998, or 7% and 42% of total revenues, respectively. For the nine months ended September 30, 1999, product development expense decreased primarily as a result of decreased personnel costs and associated infrastructure costs required to support software development initiatives to enhance and expand our product offerings. In particular, our development expenditure decrease for the nine months ended September 30, 1999 from the nine months ended September 30, 1998 was driven by the completion of our RemitVision Release 2.0 and Release 4.0 in 1998. We may experience increased product development costs associated with product enhancements and new application frameworks, which are deemed necessary to adequately address the changing needs of the marketplace.* In particular, to the extent we are required to develop future application frameworks without development contracts, our expenditures for product development may increase.*

   Interest income. Interest income represents interest earned by the Company on its cash, and cash equivalents. Interest income decreased to $0.2 million from $0.3 million for the nine months ended September 30, 1999 and 1998, respectively, due to lower average invested cash balances in the nine months ended September 30, 1999.

   Provision for income taxes. The Company did not record a provision for income taxes for the nine months ended September 30, 1999 and 1998.

   Liquidity and Capital Resources

   Operating activities for the nine months ended September 30, 1999 used $0.5 million of cash. For the nine months ended September 30, 1998, operating activities used $2.5 million of cash. The net cash used by the operating activities of the Company for the nine months ended September 30, 1999 was primarily the result of an increase in receivables.

   Our investing activities for the nine months ended September 30, 1999 consisted primarily of the purchase of At Work. Short-term investment purchases and sales did not occur during the nine months ended September 30, 1999. For the nine months ended September 30, 1998, total short-term investments purchases totaled $10.8 million and total sales totaled $8.9 million. Capital expenditures for the nine months ended September 30, 1999 and for 1998 were $0.1 million and $0.4 million, respectively. Capital expenditures consisted of purchases of computer equipment and office furniture to support our product development needs and Year 2000 compatibility requirements. We currently have no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for our facilities.

   Cash provided by financing activities was $4.2 million and $0.3 million for the nine months ended September 30, 1999 and 1998, respectively. The cash generated during the nine months ended September 30, 1999 was primarily the result of net proceeds from the Preferred Stock, Series B financing.

   At September 30, 1999, we had $9.4 million in cash and cash equivalents and $6.0 million in working capital. We believe that our existing cash and cash equivalents, together with expected cash flows from operations, will be sufficient to fund our operations for the next 12 months. * In the event that such existing and expected resources are not sufficient to fund our operations for the next 12 months, we will need to obtain financing.* There can be no assurance that such financing will be available on acceptable terms, if at all and that such terms will not be dilutive to our existing stockholders. Our inability to secure necessary funding would have a material adverse affect on our financial condition and results of operation.

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

   In assessing the affect of the Year 2000 Issue on the Company, we have determined the need to evaluate the following general areas:

   .   internal infrastructure

   .   supplier relationships

   .   products sold to customers

   Internal Infrastructure. We have assessed our internal systems, including our telecommunication services, climate control, building access and other infrastructural services. Based on our assessment, we have identified necessary modifications to our telecommunications and internal computer systems to make them Year 2000 compatible. We expect to implement the telecommunications and computer systems modifications by November 30, 1999.* We cannot assure you that our other internal systems contain all necessary software for Year 2000 compatibility.*

   Supplier Relationships. We have contacted our critical suppliers of products and services to determine that their operations and the products and services they provide to us are Year 2000 compatible. We cannot assure you that the failure of one of our suppliers to ensure appropriate Year 2000 capability would not significantly harm our business, operations or financial condition.

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

   Risk Factors

   We Cannot Assure You That We Will Be Profitable In Any Future Period. We have incurred significant net losses since our inception. At September 30, 1999, we had an accumulated deficit of approximately $24.1 million. Although we achieved a net operating profit in the three months ended September 30, 1999 and the three months ended March 31, 1995, 1996 and 1997, June 30, 1996, September 30, 1996 and 1997,
and December 31, 1996 and 1997, we cannot assure you that we will have operating profits in any future period.

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

   We are in the process of transitioning from an application services focus to a product-centric focus in order to continue our expansion into the financial services marketplace, which entails a number of risks, including potential continued declines in revenue and the need to develop the appropriate sales, marketing and software production and distribution infrastructure. Further, because our orders range in size from several hundred thousand dollars to several million dollars, any deferral or cancellation of an expected new order, termination of, or delay in completion of, even one existing contract may have a significant impact on our quarterly operating results. For example, we had lower than anticipated revenues and profits from RemitVision customers in the quarters ended June 30, September 30 and December 31, 1997, in each quarter of 1998, and in the quarters ended March 31, June 30 and September 30, 1999. In addition, we have experienced substantially longer sales cycles for our application software solutions than originally expected. Alliances have to-date provided significantly less revenue than we had originally expected, and although we continue to seek ways to expand on alliances, we cannot assure you that these efforts will be successful. In addition, our customers or potential customers may defer their purchases of our application frameworks if there is a downturn in their business or the economy in general. Further, as the Year 2000 approaches, many current and potential customers are focusing their resources on the Year 2000 capability issues, which may further cause deferrals or cancellations on their decision to purchase our software application solutions.

   Due primarily to hardware requirements and customer site preparation, there is typically a three to five months period between when a customer places an order for CheckVision and when we commence installation services. This may be longer if the customer orders significant customization services. We have experienced a one-year installation period for RemitVision, a product we have recently discontinued. Installation of our software application solutions is, in part, dependent upon certain customer responsibilities. To the extent the customer activities are delayed, the installation of our application software may be delayed, which has and may continue to result in a delay in revenue recognition. Any delay in the installation of our software products or the recognition of revenue could seriously harm our business, operating results and financial condition. In the past, we have experienced product installation delays, which resulted in strained customer relations and, in one instance, a contract termination. Similar situations in the future could continue to harm our operating results and could also adversely affect our ability to market our products.* Our expense levels are based in part on our expectations of future revenues. If our revenue is below expectations, net income has been and may continue to be disproportionately affected because a significant portion of our expenses does not vary with revenues. Our operating results could continue to be adversely affected if our revenues do not meet our expectations. We may also choose to reduce prices, increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, other competitive factors, or our failure to continue to obtain software development contracts require us to invest significantly greater resources in software product development efforts, our operating margins may be significantly harmed in the future.

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

   We Encounter Risks Associated with Our Transition from a Software Application Solutions Business to a Product-Centric Business. During this transition, which is currently underway, we are moving from selling software application solutions to providing product solutions.

   We recognize revenue from our contracts on the percentage-of-completion basis. To achieve revenue growth and improve operating margins, we must increase market acceptance and sales of our existing software application solutions and must introduce new software and product solutions.* As we become increasingly reliant upon product-centric sales, our total revenues could continue to decline if service revenue continues to decline more quickly than we can increase revenue from software and product solutions sales.* We must develop and enhance our sales and marketing capabilities and software production and distribution infrastructure as we continue the transition from a service business to a software and product solutions business. We cannot assure you that we will successfully create the necessary capabilities and application infrastructure. Our failure to successfully manage the transition would continue to significantly harm our business, operating results and financial condition and would continue to create significant fluctuation in our quarterly operating results.

   To Be Successful We Will Need to Enter into New Software Development Contracts. Through the end of September 30, 1999, we derived the majority of our total revenues from large application development contracts. We have completed the majority of these contracts but have been unable so far to attract new customers to enter into such contracts as we focus on future sales. We suffered a decline in software license revenue primarily due to a much smaller available market for our existing software application solutions than originally expected. Furthermore, we have historically used the research we derived from our software development contracts as the basis for our software application solutions and anticipate that any future software and product solutions will arise from new or existing software application contracts. Our failure to attract new customers to enter into such contracts would significantly harm our ability to develop new software and product solutions. In addition, if we are required to develop future software and product solutions without software development contracts, we will need to increase our expenditures for product development, which may significantly harm our operating margins.* We cannot assure you that we will be able to attract new customers to enter into software development contracts or that we will be able to develop new software and product solutions based on the research we undertake in connection with new or recently completed software development contracts, if any. Any such failure would significantly harm our business, operating results and financial condition. If we develop new software and product solutions based upon technology that we develop in connection with software development contracts, we may have to expend additional resources on product development*, and we cannot assure you that such software and product solutions will achieve market acceptance. In addition, once we commercialize any such application frameworks, we have agreed under certain circumstances in the past, and may in the future agree to pay royalties to repay development expenses to the customer for whom the development services were undertaken.* Any such payments could significantly harm our business, operating results and financial condition.

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

   Customer requirements include, but are not limited to, operability across distributed heterogeneous and changing hardware platforms, operating systems relational databases and networks. For example, as more of our customers start to utilize or adopt other emerging operating systems on server platforms, we may need to optimize the operation of our application frameworks on such platforms in order to maintain our competitive ability.* We cannot assure you that our application frameworks will achieve market acceptance, or will adequately address the changing needs of the marketplace, or that we will successfully develop and market enhancements to our existing software application solutions, or new software and product solutions incorporating new technology on a timely basis. Our failure to develop and introduce new application frameworks, or enhancements to existing software application solutions, in a timely manner to adequately address changing market conditions or customer requirements, will significantly harm our business, operating results and financial condition.

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

   Our Business Could Be Affected By Software Defects And Product Liability Claims. Software products as complex as ours may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in certain of our software application solutions and have experienced delays in shipment of application frameworks during the period required to correct these errors. We cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found, resulting in:

   .  loss of, or delay in, market acceptance

   .  diversion of development resources

   .  injury to our reputation

   . increased service and warranty costs, any of which could significantly harm our business, operating results and financial condition.

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

   . a number of companies, such as Check Solutions and Mobius targeting the enterprise-wide information systems market

   In particular, our CheckVision application framework competes with Check Solutions and Fiserv. Our CyberStatement product competes primarily with Blue Gill and Xenos. Among our potential competitors are also a number of large hardware and software companies that may develop or acquire software products that compete with software application solutions. We may be at a competitive disadvantage to hardware vendors because they are able to package and discount sales of software bundled with hardware to allow the customer the opportunity to deal with a single vendor. Many of our competitors have:

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

   Year 2000 Issues Could affect Our Business. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure of our internal systems to correctly recognize date information when the year changes to 2000, could significantly harm our operations. We have assessed our internal systems and expect to purchase enhanced software for our internal computer systems, which we expect to be Year 2000 compatible.* We expect to implement the new software by November 30, 1999.* We have contacted our critical suppliers of products and services to determine that their operations and the products and services they provide to us are Year 2000 capable. We cannot assure you that the failure of one of our suppliers to ensure appropriate Year 2000 capability would not significantly harm our business, operations or financial condition. We have also assessed the capability of our products sold to customers and do not expect that contingencies related to Year 2000 Issues are likely to significantly harm our business.* We cannot assure you, however, that our application software solutions contain all necessary software for Year 2000 compatibility. If any of our licensees experience Year 2000 problems, such licensees could assert claims for damages against us. Any such litigation could result in substantial costs and diversion of our resources, even if ultimately decided in our favor. In addition, many companies are expending significant resources to correct their software systems for Year 2000 compatibility. These expenditures have in the past and may continue to result in reduced funds available to purchase our products. The occurrence of any of the foregoing could significantly harm our business, financial condition and results from operations.

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

   We Plan to Appeal NASDAQ's Decision to Move the Company to the NASDAQ SmallCap Market. Effective September 22, 1999, the Nasdaq Listing Qualifications Panel removed the conditional "C" from our ticker symbol. As previously announced on July 9, 1999, we were granted a qualifications exception from the net tangible asset requirement by the Nasdaq Listing Qualifications Panel. In accordance with that decision, on or before September 30, 1999, we were obligated to provide Nasdaq with an internal August 31, 1999 balance sheet demonstrating a minimum of $2,000,000 in net tangible assets. On or before November 15, 1999, we were obligated to file a Form 10-Q for the quarter ended September 30, 1999, demonstrating net tangible assets of $3,900,000. On August 13, 1999, we filed a Form 8-K that contained a pro-forma balance sheet for the period ended June 30, 1999, documenting $6,176,000 in net tangible assets. As a result, the Panel determined to terminate the exception and deem us in compliance. Also on July 9, 1999, the Nasdaq Listing Qualifications Panel moved us to the Nasdaq SmallCap Market. We plan to appeal this decision and to request reinstatement to the Nasdaq National Market.

                          PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits
            --------
            The following exhibits are furnished along with this Form 10-Q Quarterly Report for the three months ended September 30, 1999:

            27.1  Financial Data Schedule (electronic filing only).

        b.  Reports on Form 8-K
            -------------------
            The Company filed two reports on Form 8-K during the three months ended September 30, 1999.

                           ALYSIS TECHNOLOGIES, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALYSIS TECHNOLOGIES, INC.

Date: November 10, 1999             /s/ Leslie  J. Alvarez
                                    --------------------------------------------
                                    Leslie J. Alvarez
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)