Form 10-K405
period 1999-12-31
ALYSIS TECHNOLOGIES INC
filed 2000-03-30
CIK 1013033

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         ----------------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                     Commission File Number 00021539

                           Alysis Technologies, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                      94-3161772
      (State or other jurisdiction        (I.R.S. Employer
     incorporation or organization)    Identification Number)

     1900 Powell Street, Suite 500
        Emeryville, California                  94608
(address of principal executive offices)      (zip code)

      Registrant's telephone number, including area code: (510) 450-7000
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)
                          --------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2000 was approximately $76,983,230 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

   At March 23, 2000, registrant had outstanding 13,199,234 shares of Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 1999.

                           ALYSIS TECHNOLOGIES, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                                                    Page
                                                                                                   ------
PART I.............................................................................................   3
  ITEM 1.     BUSINESS.............................................................................   3
  ITEM 2.     PROPERTIES...........................................................................  18
  ITEM 3.     LEGAL PROCEEDINGS....................................................................  18
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  18
PART II............................................................................................  19
  ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.................  19
  ITEM 6.     SELECTED FINANCIAL DATA..............................................................  20
  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  21
  ITEM 7A.    MARKET RISK DISCLOSURES..............................................................  26
  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................  26
  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  26
PART III...........................................................................................  27
  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................  27
  ITEM 11.    EXECUTIVE COMPENSATION...............................................................  27
  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  27
  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  27
PART IV............................................................................................  28
  ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.............................................  28
SIGNATURES.........................................................................................  44

                           ALYSIS TECHNOLOGIES, INC.

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

ITEM 1.    BUSINESS

   Alysis Technologies, Inc. ("Alysis") develops and delivers software products and services that allow leading edge organizations to integrate the power of the Internet with their network document repositories to provide superior customer service, one-to-one marketing, and business intelligence. We are a leading provider of Electronic Bill Presentment and Payment ("EBPP") and electronic statement presentment ("ESP") software to a client base that includes 20 percent of the largest banks in the United States, the largest mutual fund organizations, leading global brokerage firms and many of the world's largest information technology outsourcing companies.

   We have two different, although not unrelated, sources of revenue. First, we provide electronic billing and statement presentation software to financial services, utilities, telecommunications companies and service bureaus through our WorkOut(TM) product. WorkOut allows companies in document intensive industries to repurpose legacy data for presentation on the Web, enabling them to understand their customers better and to potentially increase revenue and remain competitive. Because of our proven technology and domain expertise, we believe we are well positioned to help companies move their billing and statement distribution systems to the Internet and to compete more effectively in the new electronic commerce industry.

     WorkOut enables companies to parse and render print streams for billing systems and to implement electronic data interchange and other structured feeds. It enables firms to effectively manage, store and distribute legacy reports and print-formatted documents such as customer statements over the Internet.
Notable WorkOut licensees include Pitney Bowes and Kodak's Australian subsidiary. By the end of 1999, we had sold WorkOut to South Trust Bank and two additional service bureaus. One of those service bureaus was in Israel where we implementing WorkOut entirely in Hebrew. Service bureau clients worldwide represent an opportunity as they migrate their check processing services to the Web and link with many financial services institutions.

   The acquisition of At Work Corp. ("At Work"), in 1999 allowed Alysis to extend our capabilities in the ESP software space and to enter the EBPP market with an end-to-end proven architecture for the business-to-business and business-to-consumer market segments. Prior to the acquisition, Alysis had installed ESP at Merrill Lynch and several of its banks. Today Merrill Lynch's repository holds over three billion electronic documents, processes more than one hundred million pages per month and supports thousands of on-line users.

   The second source of revenue is CheckVision(R), a large-scale application software solution. Today, twenty of the top one hundred U.S. banks use our CheckVision solution for their check imaging and storage requirements. Our larger applications are designed to process more than five million checks per day.

   We deploy all of our products through services that include installation, customization, training and maintenance.

Industry Background

   For more than a decade, companies made enormous inward-looking investments in Enterprise Resource Planning ("ERP") systems in an effort to streamline internal processes. What has prevented companies from optimizing their ERP investments has been the inability to bring customers, suppliers and business partners into the loop. The Internet has eliminated the single greatest barrier to doing this: connectivity. With their Y2K worries behind them, organizations are finally free to invest in the future instead of the past. The next great wave of business automation will occur as companies rush to interconnect their internal systems with their customers and trading partners, transforming forever traditional business concepts such as price lists, shipping information, billing and payment. Because of our proven technology and domain expertise, we believe Alysis is uniquely positioned to help companies move their billing and statement distribution systems to the Internet, which will enable us to exploit the explosive growth of this market.*

   Generating statements, billing customers and processing payments are the major line of business applications for companies that provide account based services in fields such as financial services, banking, insurance, benefit management and credit cards. The movement of the billing and statement process from paper to the Internet holds enormous economic potential.

   In this competitive market, EBPP and ESP can be much needed and valuable strategic marketing weapons and sources of competitive advantage. In addition to the direct cost savings and benefits of EBPP and ESP, issuers must also estimate the potential opportunity costs of not migrating to electronic distribution particularly if their competitors are embarking upon such a direction.

   Nevertheless, the environment needed for a successful EBPP or ESP operating model is dependent on the value proposition to the consumer. Examples of these propositions include but are not limited to:

     . For individual consumers the biggest benefits are the convenience and control that EBPP and ESP offer as well as receiving personalized, relevant content.

     . For the business-to-business market multiple value-added services exist which include decreasing costs and paperwork for small to medium sized enterprises, delivering targeted messages or for larger companies include applications such as bill and data analysis.

   Additionally, the EBPP and ESP marketplace offers inroads to multiple software spaces and applications. The integration of EBPP and ESP are now being positioned as one part of a broader customer relationship management application. This is due primarily to one of the largest benefits of e-presentment, the access to, and delivery of, personalized content and customer information. Utilizing presentment as a direct inroad to the customer is due primarily to the following:

     . Businesses increasingly are relying on target marketing, as mass marketing becomes more expensive and its returns decline. The trend is happening as a result of increased audience fragmentation, increased consumer sophistication and less time to engage the message. Businesses, realizing that they cannot be all things to all people, find that target marketing and in some industries one-to-one marketing is helping them focus on the right customers with tailored messages.

     . Businesses are shifting their focus to customer equity from brand equity. As a result of this shift, such terms as "share of wallet", "share of customers" and "customer lifetime value" have become part of marketers' vocabularies.

     . The amount of available data is growing and the need to integrate customer data is more pressing. While mountains of data exist throughout an organization, historically they are sorted independently in disconnected "silos". The users of the data are in a vacuum of knowledge, unaware that other data sets exist or information they have could be valuable elsewhere in the organization. Without integrating the data, the total picture of the customer remains hidden.

   According to a recent study by Killen and Associates, a leading EBPP and business intelligence research firm, the electronic statement and bill presentment market will expand aggressively. The study shows that the total market size (for statements and EBPP) in North America alone will increase from $2.5 billion last year (1998) to $31.7 billion in 2005. Furthermore, according to Killen and Associates:

     . The statement presentment segment is emerging as one of the fastest growing components of this market. The amount of investment in statement delivery is expected to grow from $500 million in 1998 to $8.2 billion in 2005.

     . Of that $8.2 billion, it is estimated that e-statement issuers (banks, brokerages, pension, insurance, etc.) will spend $3.3 billion on software alone to promote Internet statement delivery.

     . The e-statement market in North America is emerging as the fastest growing presentment market in the world, with average annual growth rates expected to reach 50% through 2005.

     . The number of statements presented electronically worldwide will increase from 1.8 billion in 1998 to 59 billion in 2005, an average annual growth rate of 65%.

     . It is expected that a cumulative share of 70% of all statements will be presented electronically by 2005.

The Alysis Strategy

   Our objective is to be the leader in helping customers in the financial services industry bring their billing and statement distribution systems to the Internet. Our strategy includes expansion into other verticals including telecommunications and utilities. As key elements of our strategy we intend to:

     . Leverage and expand existing client relationships: Past financial services customers are ideal clients for the WorkOut product. Additionally, current customers such as Pitney-Bowes are actively reselling our products.

     . Cultivate strategic alliances: We currently have a team focused on expanding this key objective. Companies that provide application services or payment processing are ideal candidates for complimenting the functions of the WorkOut product.

     . Further identify and penetrate new markets: Any document intensive industry is a candidate for legacy to Internet presentment. Currently we are focused on our core competency of financial services but are researching and pursuing global market share with the utilities, telecommunications and insurance industries.

     . Hire and retain individuals with extensive skill sets in existing and emerging technologies: In the current economic environment, attracting and retaining the necessary talent to succeed is a top priority. We have performed well in this area and will continue to pursue talent through multiple channels. Most importantly, employee retention efforts will continue to focus on providing competitive compensation packages and an environment where employees are challenged and able to grow their skills in emerging technologies.

     . Acquire complementary technologies and/or businesses: In order to compete effectively, we will need to continually add new technology or feature sets. Given the opportunity costs of new applications, a build or buy strategy will be considered. There are many smaller technology companies that can bring key functionality and products to Alysis and we will be researching acquisition opportunities on an ongoing basis.

     . Strengthen Distribution: Partnerships are being researched and pursued for OEM, reseller and joint marketing programs worldwide.

Alysis Product Suite

   We design, develop and market software for electronic document presentment ("EDP") and EBPP. Our flagship product, WorkOut, provides an end-to-end solution for migrating customer documents, including bills and statements to the Internet.

   WorkOut may be sold as (1) a stand alone Extensible Markup Language ("XML") transformer and repository for enterprises desiring to transform legacy information into XML; (2) a presentment solution for Internet-enabling customer documents or (3) an end-to-end solution of EBPP.

   Workout. WorkOut has existed since 1998 as a solution to parse and render print streams from billing systems, and implement electronic data interchange and other structured data feeds. Adopted by service bureaus such as Pitney Bowes, WorkOut manages the biller-direct model well. According to Doculabs, "The WorkOut Server provides one of the most comprehensive solutions in the market."

   Large billers will enjoy many of the same benefits that garnered support among service bureaus. In particular, the solution, written in Java, implements a distributed architecture using Common Object Request Broker Architecture ("CORBA"). As such, the product should scale well into very large systems. The Virtual Trainer module maps existing billing data streams into the WorkOut Server's schema.

   In the financial services industry, check image processing will play an increasingly important role in the battle for market share. Surveys show that an excess of 80 percent of the top 100 US banking institutions are actively pursuing check imaging programs. CheckVision from Alysis can provide an organization with all the application solutions for increasing fee-based revenue, reducing operations costs and differentiating their organization's product offerings.

   CheckVision. Financial institutions can use CheckVision, an application framework, to create new business and consumer check image products. By deploying these products, financial institutions increase fee income and improve customer service, two primary interests of any institution. The CheckVision product line includes a high performance storage module and distributed functionality to deliver a variety of image-based offerings: image statements, corporate image statements, image account reconciliation processing ("ARP") and other image-enhanced case management services. These include payable through drafts controlled disbursements and positive pay.

   CheckVision installations are specially tailored to meet the needs of each installation. CheckVision's open, scalable architecture supports a variety of check image transports, UNIX servers, RAID Storage and Windows client workstations. It is CheckVision's flexibility that allows financial institutions to increase capacity as volume grows and upgrade application functionality as needed.

Services

   We may provide implementation services to install both our WorkOut product and CheckVision product. Both WorkOut and CheckVision can be installed at Alysis' premises or at our customers' operational sites and each interfaces with our customers' operating environments, which usually include legacy applications.

   We offer maintenance support contracts to customers who have entered into license agreements. We offer several levels of technical support service: a choice of hours of coverage for telephone support, remote diagnostics or on-site support. In addition, standard training is included in the installation services.

Customers

   WorkOut and Custom Statement Presentment

        Be'eri                                 Merrill Lynch
        InfoImage                              Pitney Bowes
        Hermes Precis Ltd.                     SouthTrust Bank

   CheckVision

        ABN AMRO                               Northern Trust
        Bank of California                     QuestPoint, L.P. (CoreStates)
        Comerica                               Sanwa Bank
        Crestar Bank                           SouthTrust
        Fiserv                                 UMB Bank
        Fleet Services Corporation             Union Bank of California
        Key Services Corp. (NCR-GSA)           Wells Fargo

Sales, Marketing and Distribution

   Sales. Alysis currently sells its products in North America, Europe, the Middle East and Australia through its direct sales force and distributors. Alysis employs experienced product salespersons and technical sales support to facilitate the needs of prospects and customers. Our sales staff is headquartered in New York, NY, and covers North America from various regional offices. Alysis generates sales leads from its strategic alliances, directly from corporate site and prospecting, and through participation in industry trade shows and conferences. We also sell products through OEM relationships worldwide.

   Marketing. Alysis' marketing activities to date have been largely focused on re-branding the company as an EBPP and ESP provider, generating customer interest through the corporate Web site, and undertaking vigorous public relation activities including various market publications and attendance at
conferences and trade shows worldwide.   Additionally for 2000, we have
developed a very aggressive integrated marketing campaign consisting of public relations, advertising, trade-show participation, vertical market programs and analyst relations.

Competition

   As with many new markets, barriers to entry are few and a number of players are entering this market, or are re-positioning themselves as EBPP and ESP providers. Companies such as BlueGill/CheckFree, Edocs, Interface, Just in Time and Xenos represent competition.

   With respect to our CheckVision application framework, we compete primarily with NCR, Fiserv, BancTec, Check Solutions and Unisys. Among our potential competitors are a number of large hardware and software companies that may develop or acquire software products that compete with our application frameworks. In competing with hardware vendors we may be at a competitive disadvantage because hardware vendors are able to package and discount sales of software bundled with hardware to allow the customer the opportunity to deal with a single vendor at a more attractive price.

Technology

The following paragraphs describe some of the main features, capabilities and technologies provided by WorkOut.

   XML Database. WorkOut has a sophisticated and intuitive document description workstation designed to simplify the transformation of documents into XML databases.

   Highly Scalable Distributed Architecture. WorkOut can be installed in a clustered configuration. Consequently, if application requirements outgrow server hardware, another physical server is simply added to a WorkOut SuperSet(TM). Multiple WorkOut servers automatically share (or load balance) processing. No other available system provides this kind of scalability, which is achieved by using distributed technology based on the industry standard CORBA.

   Runs on High-End Computing Platforms. WorkOut is a 100% Java system that can run on virtually any computing platform, such as Microsoft Windows NT, 64-bit UNIX systems and even OS/390 mainframes. This portability, combined with the system's distributed architecture, makes WorkOut the most scalable system of its kind.

   Virtually Unlimited Storage Retention. By using WorkOut's highly scalable and partitioned document database, organizations can make a virtually unlimited number of documents available for on-line presentment for extended time periods. WorkOut documents can even be migrated to near-line storage media, such as optical disks or tape.

   Double-Byte Architecture. WorkOut supports all double-byte international character sets, such as Chinese and Japanese, in addition to all single-byte Western alphabets, such as English, French and German.

   Visual HTML Authoring and Customization. The WorkOut Studio automatically creates starter presentment templates, which can be customized by using popular HTML authoring tools, such as Microsoft FrontPage and Macromedia Dreamweaver. WorkOut dynamically creates HTML bills for specific individuals based on customer templates. Because WorkOut uses Java Server Pages ("JSPs"), organizations have complete flexibility for customizing and extending the functionality of on-line statements. This customization can include additional integration with existing systems as well as enhanced decision making and presentation logic. With WorkOut, virtually any type of functionality for cross selling and up selling can be added to on-line documents.

   Web Site Publishing. Once HTML templates have been created, organizations can use the WorkOut Studio to publish the entire site to virtually any Web server, such as Microsoft Internet Information Server ("IIS") on Windows NT, or an Apache Web server running on UNIX. This automatic site publishing capability saves a great deal of time and labor by eliminating the need to perform this task manually.

   Data Extraction. The WorkOut Visual Trainer (patent pending) is a graphical tool that enables organizations to visually define input data streams, such as IBM AFP documents. This makes it possible for WorkOut licensees to extract billings and statements from their existing and legacy data sources. In addition to supporting major print stream formats, they can also load structured text files, Electronic Data Interchange ("EDI") invoices and XML data into WorkOut.

   Electronic Mail Notification. WorkOut can automatically send email messages to customers in order to inform them that their statements are available for on-line viewing. These email messages can be plain text or richly formatted HTML. They can also contain summary and/or detailed statement information with hot links back to a Web page containing the full statement details. Email messages are created by using the same HTML publishing mechanism template utilized to create online Web pages.

   Enrollment Processing. WorkOut provides functionality that enables users to enroll for online presentment and subscribe to one or more statement documents. As such, WorkOut maintains a rich customer profile for handling user preferences and other critical pieces of information. Enrollment information can also be loaded directly into WorkOut from an external source.

   Security. WorkOut provides comprehensive tracking of user permissions and authorizations for accessing documents and paying on-line bills. WorkOut can support virtually any level of security required, including simple user ID and password security or client side certificates. For a very high level of security, users can even restrict access to WorkOut documents by using secure hardware tokens. WorkOut also has the ability to provide a third party OFX consolidator service with an authentication token that may eliminate the need for a user to have multiple login IDs and passwords when linking to a WorkOut bill from a consolidator's site or a Web portal site. Popular portals include Yahoo and Excite. Microsoft, Intuit and CheckFree designed the OFX standard for bill presentment.

   Integration with Consolidators. WorkOut automatically extracts billing summary data into an OFX-compliant format. Alysis has integrated and tested this functionality with Electronic Funds and Data Corporation ("EFD") and is close to announcing an additional partnership with another major consolidator.

   Payment Processing Ready. The WorkOut database provides robust functionality for payment processing and tracking. Payment entry and confirmation screens can be created by using standard WorkOut templates or templates developed by an organization. WorkOut supports EFD's SafePay(TM) service and Cybercash's PayNow(TM) service. Moreover, WorkOut can generate most standard payment file formats, such as the Account Clearinghouse ("ACH") format used by most US banks.

   Payment Scheduling. Users that get their bills via WorkOut can be allowed to edit their own payment profile. This makes it possible for them to schedule bills to be paid automatically at predefined points in a billing cycle. WorkOut can also automatically notify users of scheduled payments. Moreover, users can stop or modify a scheduled payment at any time before it is executed. This feature benefits users by providing them with all of the convenience of automatic debits, but still gives them full control over their payments. The biller also gets the benefits of direct debit--lower costs and a more reliable cash flow.

   Full Logging and Tracking. WorkOut maintains comprehensive logs of user and system activity. This information can be used to create standard and ad hoc reports.

Intellectual Property and Licensing

   Our success depends upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and vigorously enforce our proprietary rights.

   We have a recently issued patent for a System for Data Extraction from a Print Data Stream and a patent pending in the U.S. and internationally for Data Parsing System for Use in Electronic Commerce. In addition, we have four other patents. While our current products are not dependent on these four patents, such patents may be utilized in future products.

   As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and corporate partners, and limit access to and distribution of our products, supporting documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries where we have in the past and may in the future license our products. There can be no assurance that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any intellectual property rights upon which our business is now or may in the future be dependent.

   To the best of our knowledge, our products do not infringe on the proprietary rights of third parties. There can be no assurance, however, any third parties will not challenge our patents or claim infringement by us with respect to current or future products. We expect that product developers will increasingly be subject to such claims as the number of products and competitors in our industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse affect on our business, operating results and financial condition. Such claims might require us to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse affect on our business, operating results and financial condition.

   Our products incorporate certain software that we license from third parties, including software that is integrated with internally developed software and used in our Company's products to perform key functions. There can be no assurance that such suppliers will remain in business, that they will continue to support their products, or that their products will otherwise continue to be available to us on commercially reasonable terms. We believe that substantially all of the software we license is available from vendors other than our current vendors, or could be developed internally by us, and could therefore be replaced with equivalent software.* However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed, and integrated, which would adversely affect our business, operating results, and financial condition.*

   We typically license our software products in object code to customers under nonexclusive, nontransferable license agreements. As is customary in the software industry, we do not sell or transfer title of our software products to customers. In addition, we escrow the applicable source code as part of its maintenance program, pursuant to which our source code would be released to the customer upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against us, or certain material breaches of the agreement. In the event of any release of the source code from escrow, the customer's license is generally limited to use of the source code to maintain, support and enhance our application software solutions for the customer's own use. Licenses for our application software solutions are usually perpetual. Under our standard form license agreement, the annual software maintenance fee is based on a percentage of the applicable product license fee. Our published product license price list includes discounts for multiple sites and/or multiple copies of client viewer software, and where applicable, upgrade fees for increases in the volume of processed transactions.

Employees

   As of December 31, 1999, we employed 99 persons, including 20 in sales and marketing; 67 in product development, delivery, and support; and 12 in general and administrative positions. An organized association represents none of our employees. We have experienced no work stoppages and believe that our relationship with our employees is good. Competition for qualified personnel in the software segment in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers and Directors

   The following table set forth-certain information as of March 1, 2000, with respect to each person who is an executive officer or director of the Company:

              NAME                         AGE                                          POSITION
---------------------------------    --------------    -------------------------------------------------------------------------
Kevin D. Moran                             44            President, Chief Executive Officer and Chairman of the Board
David R. Bankhead                          50            Vice President, Chief Financial Officer, Secretary and Treasurer
Geraldine McGrath                          50            Vice President, General Counsel, Assistant Secretary
John J. Cook, Jr.                          56            Director
Stewart Gross (2)                          40            Director
Randy Katz (1) (2)                         44            Director
Henry Kressel (1)                          66            Director
Timothy F. McCarthy                        49            Director
John Oltman (1) (2)                        54            Director

---------------------------------
(1) Compensation Committee member.
(2) Audit Committee member.

   Mr. Moran has served as President and Chief Executive Officer of the Company since August 3, 1998 and as the Chairman of the Board since January 25, 1999. From 1997 to 1998, Mr. Moran served as senior vice president of Charles Schwab & Co. Prior to 1997, Mr. Moran held numerous positions over a ten-year career at Fidelity Investments. These positions included President of National Financial Brokerage Services and Senior Vice President of Fidelity Investments Institutional Retirement Services. Mr. Moran earned his MBA from Northeastern University and a BA from College of Holy Cross in Worcester, MA. Mr. Moran is a Certified Public Accountant.

   Mr. Bankhead has served as Vice President and Chief Financial Officer of the Company since February 28, 2000. Mr. Bankhead formerly served as Senior Vice President and Chief Financial Officer of Hogan Systems, Inc., a provider of software and services to large banks and financial institutions worldwide. Most recently Mr. Bankhead was President, Chief Executive Officer and Chief Financial Officer of Xybernet, Inc., which he joined in 1996 after Hogan's acquisition by The Continuum Company. His experience also includes nine years in various positions at Cybertek Corporation including controller, Chief Financial Officer and Chief Operating Officer. Mr. Bankhead is a Certified Public Accountant and earned a BA from California State University, Northridge.

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

   Mr. Cook has served as president of UAM Investment Services, Inc., and as chairman and chief executive officer of CS First Boston Investment Management, Inc. Mr. Cook's previous appointments included terms as president of Fidelity Investments Institutional Group and managing director of FMR Corporation, as president of Fidelity Management Trust Company. He also worked at Morgan Guaranty Trust Co. and J.P. Morgan Investment Management Company. Mr. Cook serves as managing director of Seaward Management Corporation, Boston, Massachusetts.

   Mr. Gross has served as a director of the Company since 1997. Mr. Gross, a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Investors, L.P., and a managing director of E.M. Warburg, Pincus &

Co., LLC, has been with E.M. Warburg, Pincus & Co., LLC since 1987. Mr. Gross is a Director of BEA Systems, Inc., SkillSoft, Inc., and several private companies.

   Dr. Katz has served as a director of the Company since 1997. Dr. Katz has been a professor at the University of California Berkeley for 17 years and is the past Chairman of the Electrical Engineering and Computer Science Department at UC Berkeley.

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

   Mr. McCarthy has served as a director of the Company since January 1999. Mr. McCarthy is the Chairman of the AdvisorTech Corporation, a brokerage systems company founded by Mr. McCarthy in 1998 and based in Tokyo, San Francisco, and Boston. From 1995 to 1998, Mr. McCarthy was President and Chief Operating Officer of Charles Schwab and Company, Inc. From 1994 to 1995, Mr. McCarthy was Chief Executive Officer of Jardine Fleming Unit Trust Ltd. in Hong Kong.

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



   This "Risk Factors" section contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Risk Factors" section and in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Risk Factors

   We Can Make No Assurances that We Will Be Profitable in Any Future Period. We have incurred significant net losses since our inception. At December 31, 1999, we had an accumulated deficit of approximately $24.6 million. Although we achieved a net operating profit in the three months ended September 30, 1999 and the three months ended March 31, 1995, 1996 and 1997, June 30, 1996, September 30, 1996 and 1997, and December 31, 1996 and 1997, we cannot assure you that we will have operating profits in any future period.

   Our Quarterly Operating Results Will Fluctuate because of Many Factors. Our quarterly operating results have varied in the past, and we expect our quarterly operating results to vary significantly in the future.* Our revenues and operating results are difficult to forecast and could be significantly affected by many factors, some of which are outside our control, including, among others:

     .  Demand for the Company's products and services;

     .  The variable size and timing of individual license transactions;

     . The timing of our future revenue which we will recognize under SOP 97-2 and SOP 98-4;

     .  Increased competition;

     .  The timing of new product releases by us and our competitors;

     .  Market acceptance of our software;

     . The ability to expand our sales and marketing operations, including hiring additional sales personnel;

     .  Software defects or other quality problems with our software;

     .  Changes in pricing policies by us and our competitors;

     .  The mix of our license and service revenue;

     .  Budgeting cycles of our customers;

     . Success in maintaining and enhancing existing relationships and developing new relationships with strategic partners;

     . The introduction of indirect sales into our revenue mix which has resulted in and could continue to result in lower gross margins;

     .  The ability to control costs;

     .  Technological changes in our markets;

     .  Changes in our strategy;

     .  Personnel changes; and

     .  General economic factors.

   We are in the process of transitioning to the ESP and EBPP application business. During this process we plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new partnerships, expand our two East Coast facilities, and expand into Europe and Asia. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.*

   In addition, because our expense levels are relatively fixed in the near term and based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.*

   We May Have Difficulties in Retaining the Proper Resources to Address Our Current Contract Obligations that Extend as Far as 2006. During our transition out of CheckVision and our other mature software application frameworks, we may incur transition expenses over the next few quarters such as retention bonuses, severance payments and moving expenses.* In addition, the company expects to incur a short-term decline in total revenues over the next few quarters.* Since the majority of our sales of CheckVision and our other mature software application frameworks are to customers in the financial services industry, this transition could result in ill will towards the company and, as a result, hinder our ability to penetrate the financial services industry with sales of our new ESP and EBPP products.* This transition could also result in litigation. If we are unable to retain the proper resources, or if we are hindered in our ability to penetrate the financial services industry, or if we incur litigation resulting from this transition, our business, operating results and financial condition could be significantly harmed.*

   The Business-To-Business Electronic Presentment Industry Is Very Competitive, and We Face Intense Competition from Many Participants in this Industry. The markets for electronic commerce software ESP and EBPP are becoming progressively competitive. While Alysis believes that our product offering is unique and our technology superior, there can be no assurance that new competitors will not emerge and/or current competitors will match our technology in the near to medium term. There are a number of companies from various industries vying for market share in the ESP and EBPP markets. Some companies have more established alliances, marketing and sales departments and greater financial resources. While we intend to maintain our current advantages and seek out new ways to minimize our weaknesses, through acquisition or other means, there can be no assurances that this will be achieved.

   We Derive a Significant Portion of Our Revenue from the Financial Services Industry and for Us to Be Successful We Will Need to Penetrate Additional Industries Such as Telecommunications and Utilities. Currently, a substantial majority of our total revenue results from services and licenses provided to large banks and other financial institutions. Our future operating results will depend in part on our ability to penetrate additional industries such as telecommunications and utilities. While we may devote substantial resources to penetrate these and other markets, we cannot assure you that the revenues we generate from this effort, if any, will exceed the cost of such efforts.* To successfully expand our product offerings to industries other than the financial services industry, we must continue to enhance our ESP and EBPP products and to expand our sales and marketing departments. We cannot assure you that we will be able to create or modify our software products effectively, that they will achieve market acceptance, or that we will be able to expand our sales and
marketing departments.*   If we are unable to penetrate new industries, our
future financial condition will depend upon our ability to further penetrate the financial services industry. The current focus of the banking industry on mergers may impede our ability to further penetrate this industry.* If we are unable to adapt our software and product solutions or our sales and marketing efforts to meet the needs of new industries, or if we are not able to further penetrate the financial services industry, our business, operating results and financial condition could continue to be significantly harmed.*

   Our Business Could Be Affected by Software Defects and Product Liability Claims. Software products as complex as ours may contain errors that may be detected at any point in a product's life cycle. We have in the past discovered software errors in certain of our software application solutions and have experienced delays in shipment of application frameworks during the period required to correct these errors. We can make no assurances that, despite testing by us as well as by current and potential customers, errors will not be found, resulting in:

     .  Loss of, or delay in, market acceptance;

     .  Diversion of development resources;

     .  Injury to our reputation; or

     . Increased service and warranty costs, any of which could significantly harm our business, operating results and financial condition.*

   Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Our software application solutions are generally used to manage data that is critical to an organization, and as a result, our sale and support of our application frameworks may entail the risk of significant product liability claims. A liability claim brought against us could significantly harm our business, operating results and financial condition.*

   Our Success Depends on Our Ability to Expand Our Distribution Channels and Successfully Manage the Risks Associated with Such Expansion. To date, we have sold our ESP, EBPP and software application solutions primarily through our direct sales force. We will need to successfully recruit, retain and train sufficient direct sales personnel and establish other distribution channels and partnerships to achieve significant revenue growth in the future. We continue to seek ways to augment our direct sales force by establishing indirect distribution channels, including relationships with OEMs, resellers, bill consolidators, application service providers, and service bureaus. Our distribution channels and alliances have to-date produced substantially less revenue than we originally expected. We can make no assurances that we will successfully increase our revenue through channels and alliances. We can make no assurances that we will successfully expand our direct sales force or that any such expansion will result in any substantial increase in our revenues. Our failure to expand our direct sales force or other distribution channels could continue to significantly harm our business, operating results and financial condition.*

   We Expect Our Transition to the ESP and EBPP Application Market Will Continue to Strain Our Management, Operational and Technical Resources. We are in the process of transitioning from an application services focus to a product-centric focus in the ESP and EBPP market. Our transition has placed significant demands on our management, operational and technical resources. We expect this transition to continue to challenge our sales, marketing, technical and support personnel and senior management. Our future performance will depend in part on our ability to adapt our operational systems to respond to changes in our business. Our transition entails a number of risks, including continued potential declines in revenue and the need to develop the appropriate sales and marketing capabilities and software development estimation, production, delivery and distribution infrastructure. We can make no assurances that we will be successful in creating the necessary capabilities and infrastructure at all. Our failure to manage the transition successfully has had and could continue to significantly harm our business, operating results and financial condition.

   Our Senior Management and Other Key Personnel Are Critical to Our Business and Those Managers and Personnel May Not Remain with Us in the Future. We must retain the continued service of our senior management as well as sales and product development personnel if we are to provide improved future performance. We do not have and do not intend to obtain key person life insurance on our personnel. The loss of one or more of our key personnel could significantly harm our business, operating results and financial condition. We are also actively seeking key technical personnel. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled management, marketing, sales and product development personnel. Competition for such personnel is intense, and we can make no assurances that we can retain our key employees or that we will successfully attract, assimilate and retain such personnel in the future. Our failure to attract, assimilate and retain key personnel could significantly harm our business, operating results and financial condition.*

   Our Efforts to Protect Our Intellectual Property May Not Protect Us Against Misuse and Others May Claim that Our Products Infringe. Our success depends in significant part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. We have a recently issued patent for a System for Data Extraction from a Print Data Stream and U.S. and international patents pending for Data Parsing System for Use in Electronic Commerce. In addition, we have four other patents. While our current products are not dependent on these four patents, we may utilize these patents in future software products.

   We vigorously enforce our patent rights. While there can be no assurances of success, we continually evaluate methods by which to enforce and capitalize on our patent rights. Such actions may cause us to incur substantial costs which could impact our financial results.*

   As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and business partners, and limit access to and distribution of our products, supporting documentation and other proprietary information. Despite these precautions, a third party may be able to copy or otherwise obtain and use our software products or technology without our authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries, where customers have in the past licensed and may in the future license our products. We cannot assure you that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our software products or design around any intellectual property rights upon which our business is now or may in the future be dependent.

   Our products incorporate certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We cannot assure you that:

     .  Such firms will remain in business;

     .  They will continue to support their software products; or

     . Their software products will otherwise continue to be available to us on commercially reasonable terms.

   We believe that substantially all of the software we license is available from vendors other than our current vendors. We also believe that we could develop such software internally. However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until we could develop, identify, license and integrate equivalent software. Such delays could significantly harm our business, operating results and financial condition.*

   We are not aware that any of our products infringe on the proprietary rights of third parties. We cannot assure you, however, that third parties will not challenge our patents or claim infringement by us with respect to our current or future products. We expect that software product developers will increasingly be subject to such claims as the number of software products and competitors in our industry segment grows and the functionality of software products in the industry segment overlaps.* Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse affect on our business, operating results and financial condition. Such claims might require us to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could significantly harm our business, operating results and financial condition.*

   We Depend on the Introduction of New Versions of the Company's WorkOut products and on Enhancing the Functionality and Services Offered by the Company. If we are unable to develop new software products or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our business would be seriously harmed.* The life cycles of our products are difficult to predict because the market for our products is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete and unmarketable.*

   To be successful, our products and services must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance.

   In developing new products and services, we may:

     . Fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

     . Encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

     . Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

     . Fail to develop new products and services that adequately meet the requirements of the marketplace or achieve market acceptance.

   If We Fail to Release Our Products in a Timely Manner, or if Our Products Do Not Achieve Market Acceptance, Our Business Would Be Seriously Harmed. We may fail to introduce or deliver new potential offerings on a timely basis or at all. If new releases or potential new products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction.* Customers may delay purchases of WorkOut in anticipation of future releases. If customers defer material orders of WorkOut in anticipation of new releases or new product introductions, our business would be seriously harmed.*

   In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls. We have recently experienced a period of rapid expansion in our East Coast locations and this has placed a significant strain upon our management systems and resources. If we are unable to manage our growth and expansion, our business will be seriously harmed.* In addition, we have recently hired a large number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our customer base and operations, both domestically and internationally. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force.

   As We Expand Our International Sales and Marketing Activities, Our Business Will be Susceptible to Numerous Risks Associated With International Operations. To be successful, we believe we must expand our international operations and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

     .  Currency exchange rate fluctuations;

     .  Seasonal fluctuations in purchasing patterns;

     .  Unexpected changes in regulatory requirements;

     .  Tariffs, export controls and other trade barriers;

     . Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

     .  Difficulties in managing and staffing international operations;

     . Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

     .  The burdens of complying with a wide variety of foreign laws;

     . The risks related to the recent global economic turbulence and adverse economic circumstances in Asia; and

     .  Political instability.

   In the Future We May Need to Raise Additional Capital in Order to Remain Competitive in the ESP and EBPP Industry. This Capital May Not Be Available on Acceptable Terms, if at All. We believe that our existing cash and cash equivalents, together with expected cash flows from operations combined with external financing, will be sufficient to fund our operations for the next 12 months. There can be no assurance that such financing will be available on acceptable terms, if at all and that such terms will not be dilutive to our existing stockholders. Our inability to secure necessary funding would have a material adverse affect on our financial condition and results of operations.*

   We Depend on Increasing Use of the Internet and on the Growth of Electronic Commerce. If the Use of the Internet and Electronic Commerce Do Not Grow as Anticipated, Especially in the International Arena, Our Business Will Be Seriously Harmed. Alysis' ESP and EBPP products depend on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

   Our business would be seriously harmed if:

     . Use of the Internet and other online services does not continue to increase or increases more slowly than expected;

     . The technology underlying the Internet and other online services does not effectively support any expansion that may occur;

     . The Internet and other online services do not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for our products and services; or

     .  There is increased governmental regulation.*

   Security Risks and Concerns May Deter the Use of the Internet for Conducting Electronic Commerce. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other Web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt WorkOut or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability.* Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.*

ITEM 2.    PROPERTIES

   We occupy approximately 29,000 square feet of office space in Emeryville, California, pursuant to a lease, which expires in April 2004. We lease 4,600 square feet of storage facilities in Oakland, California. We occupy approximately 4,000 square feet of office space in Easthampton, Massachusetts, pursuant to a lease, which expires in October 2000. We occupy approximately 1,000 square feet of office space in New York, New York, on a month-to-month lease. We are currently looking to relocate our Massachusetts facility to a larger location prior to the end of the lease term. We are also looking for larger office space in New York.

ITEM 3.    LEGAL PROCEEDINGS

   From time to time, in the normal course of business, various claims may be made against us. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse affect on our financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders in the quarter ended December 31, 1999.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock trades on the NASDAQ National Market under the symbol ALYS. The market price for our stock, from January 1, 1998 through December 31, 1999, is as follows:

                                                      HIGH                     LOW
                                             --------------------     --------------------
1999
First  Quarter................................  $ 1.688                   $0.625
Second Quarter................................    4.500                    0.938
Third Quarter.................................    2.125                    1.063
Fourth Quarter................................   10.000                    0.750

1998
First  Quarter...............................   $ 3.063                   $1.500
Second Quarter...............................     3.313                    2.000
Third  Quarter...............................     3.250                    1.188
Fourth  Quarter..............................     1.250                    0.313

   As of December 31, 1999, we had approximately 54 holders of record of our common stock.

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

   We have never paid cash dividends on our common stock and do not expect to pay any such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         Year Ended December 31,
                                    --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                    --------------------------------------------------------------
                                                 (in thousands, except per share data)
Statements of Operations:
Revenues:
    License                           $ 7,623      $  3,141      $ 7,911      $ 7,345     $  2,110
    Service                             7,290         5,661       11,347       12,347       10,150
    Maintenance                         4,899         4,369        3,223        2,588        3,738
    Hardware                                -             -            -        3,412        1,532
                                      -------      --------      -------      -------     --------
      Total revenues                   19,812        13,171       22,481       25,692       17,530
                                      -------      --------      -------      -------     --------
Cost of revenues:
    License                                77           231          362          426            -
    Service                             4,334         5,171        4,862        3,631        3,400
    Maintenance                         2,129         2,500          837          721        1,168
    Hardware                                -             -            -        2,716          865
                                      -------      --------      -------      -------     --------
      Total cost of revenues            6,540         7,902        6,061        7,494        5,433
                                      -------      --------      -------      -------     --------
Operating Expenses:
    Sales and marketing                 4,476         5,234        4,757        5,133        4,313
    General and administrative          7,582         7,850        7,101        6,629        5,923
    Product development                 1,874         4,861        4,480        4,226        3,238
                                      -------      --------      -------      -------     --------
      Total operating expenses         13,932        17,945       16,338       15,988       13,474
                                      -------      --------      -------      -------     --------
Operating income (loss)                  (660)      (12,676)          82        2,210       (1,377)

Other Income (expense):
Interest Expense                            -             -           (4)         (55)         (14)
Interest income and other                 349           395          506          153           79
                                      -------      --------      -------      -------     --------
Income (loss) before income taxes        (311)      (12,281)         584        2,308       (1,312)
                                      -------      --------      -------      -------     --------
    Income taxes                            -             -           23            -            -
Net income (loss)                     $  (311)     $(12,281)     $   561      $ 2,308     $ (1,312)

    Preferred stock dividends         $   117      $      -      $     -      $     -     $      -
                                      -------      --------      -------      -------     --------
Net income (loss) applicable to
 common stockholders                  $  (428)     $(12,281)     $   561      $ 2,308     $ (1,312)
                                      =======      ========      =======      =======     ========
Basic net income (loss) per share
 applicable to common stockholders    $(0.03)       $(1.06)       $0.05        $0.25       $ (0.15)
                                      =======      ========      =======      =======     ========
Diluted net income (loss) per share
 applicable to common stockholders    $(0.03)       $(1.06)       $0.05        $0.23       $ (0.15)
                                      =======      ========      =======      =======     ========
Shares used in computing basic net
 income (loss) per share applicable
 to common stockholders                12,326        11,596       11,164        9,098        8,580
                                      =======      ========      =======      =======     ========
Shares used in computing diluted
 net income (loss) per share
 applicable to common stockholders     12,326        11,596       12,017       10,256        8,580
                                      =======      ========      =======      =======     ========
                                                        Year Ended December 31,
                                    --------------------------------------------------------------
                                         1999          1998         1997         1996         1995
                                    --------------------------------------------------------------
Balance Sheet Data:
Working Capital                       $ 5,873      $  3,124      $15,008      $14,117     $  1,032
Total assets                           14,601        10,010       19,288       19,177        5,705
Total debt                                  -             -            -            -          200
Convertible preferred stock             3,814             -            -            -            -
Redeemable convertible preferred            -             -            -            -       15,448
 stock
Stockholders' equity (net capital       9,014         3,823       15,623       14,576      (13,825)
 deficiency)

   The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Additionally, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. The actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", and "Risk Factors" and the risks discussed in our other SEC filings including our Form 10-Qs from the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated such forward-looking statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Alysis develops and delivers electronic billing and statement presentment software that document intensive industries need to remain competitive in the electronic commerce arena. We were incorporated in July 1992, when management, in partnership with EM Warburg Pincus and Co. LLC, purchased certain assets and liabilities of Litton Industries' Integrated Automated Division, a leading system integrator with a primary focus on the aerospace industry and secondary focus on the financial services and transportation industries. At that time, a decision was made to de-emphasize the aerospace market and develop an enterprise transaction management platform and corresponding software application frameworks targeted to the financial services industry.

   In August 1998, with the hiring of a new Chief Executive Officer, we decided to aggressively pursue a new product strategy of Internet presentment of legacy data primarily based on a successful installation of an intranet based statement delivery system at Merrill Lynch. This installation, which was completed in early 1998, was the precursor to the CyberStatement application framework. In order to further penetrate the e-presentment marketplace, Alysis acquired At Work, a New York based provider of EBPP software and early pioneer in XML technology. As a result, our CyberStatement product was replaced by At Work's WorkOut product, and renamed WorkOut. Three contracts were signed for this new product in December 1999, the major portion of which will generate revenue in the first half of fiscal year 2000. In 2000, management believes we will derive an increasing amount of revenue from the WorkOut product, however, there can be no assurance that we will be successful in our efforts.*

   Through 1999, revenues primarily consisted of large application development contracts and were derived from four application frameworks, CheckVision, RemitVision, a loan application framework, and CyberStatement, which was replaced by WorkOut in late 1999. In 1998, our total revenues of $13.2 million were significantly below 1997's total revenues of $22.5 million. We believe this was primarily due to a much smaller available market for our existing application frameworks than originally expected. In addition, we experienced delays in 1998 in implementation of our RemitVision application framework, a product that was discontinued in late 1998. In 1999, our total revenues increased to $19.8 million primarily due to license and royalty revenues recognized on the amendment of the Global Strategic Alliance Agreement with NCR and to service revenues recognized on the installation of large CheckVision contracts. Management believes that it will need to penetrate additional market segments within financial services in order to achieve continued revenue growth in CheckVision, the timing of which is difficult to predict.* It is also management's intention to pursue strategic options in 2000 regarding the remaining CheckVision application framework product line.

   WorkOut enables financial services firms to efficiently manage, store and distribute legacy reports and print-formatted documents such as customer statements over the Internet. It is a solution to parse and render print streams from billing systems, and to implement electronic data interchange and other structured data feeds. CheckVision provides high-volume check image capture, storage, and distribution functions necessary to meet the stringent processing deadlines of check operations.

   Alysis' total revenues are derived from software licenses, from maintenance and support contracts and from delivery of implementation and training services. Both the software license revenue and service revenue for the CheckVision, RemitVision and loan application frameworks which require significant software customization services, are recognized on the percentage-of-completion method. The implementation of these application frameworks can take several months or more depending on the complexity of the customer's environment and the resources directed by the customers to the implementation projects.

   For WorkOut sales, we comply with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the
Effective Date of Certain Provisions of SOP 97-2, and we recognize license revenue from contracts for software licenses that don't require significant customization upon delivery when persuasive evidence of an agreement exists, the fee is fixed or determinable, collectibility is probable and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple element arrangements. Software maintenance revenues are recognized ratably over the term of the support contract, which is generally one year. Other service revenue is recognized as services are performed. If one or more of the conditions above is not met, we will recognize the software license revenue ratably over the contract period. Maintenance and support revenue associated with new product licenses are deferred and recognized ratably over the contract period. Services revenue is recognized when services are performed.

   In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 98-4 to extend the SOP 98-4 through fiscal years beginning after March 31, 1999. We do not expect the final adoption of SOP 98-9 to have a material impact on our future revenues and results of operations.

   We have experienced net losses for the years ended December 31, 1999 and 1998, and our accumulated deficit as of December 31, 1999 is $24.6 million. We expect to incur operating losses in the foreseeable future as we continue to invest in further development of the WorkOut product and to recruit and train personnel for engineering, sales, marketing and professional services for the WorkOut product.*

Results of Operations

   The following table sets forth for the periods indicated statements of operations data expressed as a percentage of total revenues:

                                                                                   Year ended December 31,
                                                       ----------------------------------------------------------------------------
                                                                 1999                         1998                       1997
                                                       ---------------------        --------------------        -------------------
Revenues:
    License                                                             38.5   %                    23.8   %                   35.2%
    Service                                                             36.8                        43.0                       50.5
    Maintenance                                                         24.7                        33.2                       14.3
                                                       ---------------------        --------------------        -------------------
      Total revenues                                                   100.0                       100.0                      100.0

Cost of revenues:
    License                                                              0.4                         1.8                        1.6
    Service                                                             21.9                        39.3                       21.6
    Maintenance                                                         10.7                        19.0                        3.7
                                                       ---------------------        --------------------        -------------------
      Total cost of revenues                                            33.0                        60.1                       26.9
                                                       ---------------------        --------------------        -------------------

Gross margin                                                            67.0                        39.9                       73.1
                                                       ---------------------        --------------------        -------------------

Operating expenses:
    Sales and marketing                                                 22.6                        39.7                       21.2
    General and administrative                                          38.3                        59.5                       31.7
    Product development                                                  9.5                        36.9                       19.9
                                                       ---------------------        --------------------        -------------------
      Total operating expenses                                          70.4                       136.1                       72.8
                                                       ---------------------        --------------------        -------------------

Operating income (loss)                                                 (3.4)                      (96.2)                       0.3
Interest income and other                                                1.8                         3.0                        2.3
                                                       ---------------------        --------------------        -------------------

Income (loss) before income taxes                                       (1.6)                      (93.2)                       2.6
    Income taxes                                                         0.0                         0.0                        0.1
                                                       ---------------------        --------------------        -------------------
Net income (loss)                                                       (1.6)                      (93.2)                       2.5

    Preferred stock dividends                                            0.6                         0.0                        0.0
                                                       ---------------------        --------------------        -------------------

Net income (loss) applicable to common stockholders                     (2.2)  %                   (93.2)  %                   2.5 %
                                                       =====================        ====================        ===================

Comparison of 1999, 1998 and 1997

Revenues

   License. License revenue for the year ended December 31, 1999 has been primarily derived from the sale of licenses of our CheckVision, RemitVision and our loan application framework software application solutions. License revenue in 1999 was $7.6 million, an increase of 143% over revenue of $3.1 million for 1998. This increase in license revenue primarily resulted from one-time licenses of approximately $4.8 million recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999. License revenue in 1997 was $7.9 million that was primarily derived from sale of our licenses for our CheckVision, RemitVision, and WorkVision application frameworks. Management believes that an increasing amount of future license revenue will be derived from the WorkOut product.*

   Service. Service revenue is comprised primarily of fees from software application development contracts and to a lesser extent, fees from installation services and training for our CheckVision and RemitVision software application frameworks. Service revenue increased 29% to $7.3 million for the year ended December 31, 1999 from $5.7 million for the year ended December 31, 1998. The increase is primarily due to the increased sales of CheckVision application software. Also, in 1998 customer delays deferred revenue recognition. Service revenue in 1997 was $11.3 million. The decrease from 1997 revenue in 1998 is primarily the result of a smaller number of sales of our application software solutions, customer delays deferring revenue recognition and deferral of expected new contracts. Management believes that an increasing amount of future service revenue will be derived from installation services performed for the WorkOut product.*

   Maintenance. Maintenance revenue is generated by software support contracts to customers who have entered into license agreements for the use of our software application frameworks. Maintenance revenue support includes telephone support, minor software upgrades, and in some cases, third party support. Maintenance revenue was $4.9 million in 1999, an increase of 12% over revenue of $4.4 million in 1998. Maintenance revenue was $3.2 million in 1997.
Maintenance revenue increased in 1999 and 1998 primarily due to the growing base of installed CheckVision application framework customers resulting in a corresponding demand for maintenance related services.

Cost of Revenues

   License. Cost of license revenue decreased to $77,000 from $231,000 for the years ended December 31, 1999 and 1998, respectively, representing 1.0% and 7.4% of license revenues for the years ended December 31, 1999 and 1998, respectively. Costs declined in absolute dollars because there are no costs of licenses with the license revenues realized on the amendment of the Global Strategic Alliance Agreement. Cost of license revenue decreased 36% in 1998 from $362,000 in 1997. Cost of license revenue decreased due to a negotiated decrease in royalties payable to third parties. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners and customers that fund or partially fund the ongoing development of our new WorkOut product.*

   Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, and training and development services. Cost of service revenue decreased 16% to $4.3 million in 1999 as compared to $5.2 million in 1998, representing 60% and 91% of service revenues for the years ended December 31, 1999 and 1998, respectively. Cost of service revenue decreased in absolute dollars and as a percentage of revenue due primarily to a reduction in engineers and improved execution of performance on contracts resulting in quicker customer acceptance of contract completion. Cost of service revenue was $4.9 million in 1997, or 43% of the related service revenue. Cost of service revenue increased in 1998 as a percentage of service revenue due to customer delays and our delays.

   Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue decreased 15% to $2.1 million for the year ended December 31, 1999 from $2.5 million for the year ended December 31, 1998, representing 44% and 57% of maintenance revenue for the years ended December 31, 1999 and 1998, respectively. The decrease in maintenance costs is primarily due to reduced headcount and improved productivity in delivering maintenance services as our products mature. Cost of maintenance revenue was $837,000 in 1997, or 26% of the related maintenance revenue. Cost of maintenance revenue increased in 1998 from 1997 due to maintenance revenue growth coupled with completed software development contracts requiring higher levels of maintenance labor than previously experienced.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expenses decreased 15% to $4.5 million from $5.2 million for the years ended December 31, 1999 and 1998, respectively, representing 23% and 40% of total revenue for the years ended December 31, 1999 and 1998, respectively. Sales and marketing expenses decreased primarily due to a decrease in the sales and marketing personnel. Sales and marketing expenses were $4.8 million in 1997, or 21% of total revenues. Sales and marketing expenses increased 10% from 1997 to 1998 due primarily to an expansion of the marketing staff. In 2000, management expects to increase the number of sales personnel and its investment in marketing to support the new WorkOut product.

   General and Administrative. General and administrative expenses were $7.6 million and $7.9 million for the years ended December 31, 1999 and 1998, respectively, representing 38% and 60% of total revenue in 1999 and 1998, respectively. The decrease in general and administrative expenses as a percentage of total revenue for the year ended December 31, 1999 is primarily due to the increase in revenues. General and administrative expenses were $7.1 million in 1997, or 32% of total revenues. General and administrative expenses increased from 1997 to 1998 due primarily to an increase in executive salary and executive recruiting costs coupled with an increase in allowance for doubtful accounts for certain contracts associated with high collectibility risks.

   Product Development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expenses decreased 61% to $1.9 million in 1999 from $4.9 million in 1998, representing 10% and 37% of total revenues for the years ended December 31, 1999 and 1998, respectively. The decrease in product development expenses for the year ended December 31, 1999 is primarily due to the decrease in costs associated with development initiatives to enhance our CheckVision and RemitVision software application frameworks, that was only slightly offset by the increase in costs incurred on development of our new WorkOut product. Product development expenses were $4.5 million in 1997, or 20% of total revenues. In 1998, product development expenses increased primarily as a result of increased personnel costs and associated infrastructure costs required to support software development initiatives to enhance or expand our product offerings. In 2000, management expects to increase the costs incurred in the ongoing development of our WorkOut product.

   Interest Income. Interest income represents interest earned by the Company on its cash and cash equivalents. Interest income remained fairly consistent at $349,000 and $395,000 for the years ended December 31, 1999 and 1998, respectively. Interest income was $506,000 for the year ended December 31, 1997.

   Provision for Income Taxes. The company did not record a provision for income taxes for the years ended December 31, 1999 and 1998. The company did record a provision of $23,000 for income taxes for the year ended December 31, 1997.

Liquidity and Capital Resources

   Operating activities for the years ended December 31, 1999, 1998, and 1997 required the use of cash of $901,000, $1.4 million, and $1.7 million,
respectively.   The decrease in the use of cash from 1998 to 1999 was primarily due to the decrease in the net loss applicable to common stockholders partially offset by the decrease in deferred revenues and the increase in receivables. The decrease in the use of cash from 1997 to 1998 was primarily the result of cash provided from the decrease in accounts receivable.

   In 1999, our investing activities consisted primarily of the purchase of At Work. Short-term investment purchases and sales did not occur during 1999. In 1998, total short-term investments purchases totaled $10.8 million and total maturities totaled $12.8 million. In 1997, short-term investments purchased totaled $2.0 million. Capital expenditures were $428,000, $472,000, and $476,000, in 1999, 1998 and 1997, respectively. Capital expenditures consisted primarily of purchases of computer equipment and office furniture to support our product development needs. We currently have no significant capital spending requirements or purchase commitments other than non-cancelable operating leases for our facilities.

   Cash provided by financing activities was $4.5 million, $348,000 and $445,000 in 1999, 1998, and 1997, respectively. The cash generated during 1999 was primarily the result of net proceeds from the Preferred Stock, Series B financing.

   At December 31, 1999 we had $9.2 million in cash and cash equivalents and $5.9 million in working capital. We believe that our existing cash and cash equivalents, together with expected cash flows from operations combined with external financing, will be sufficient to fund our operations for the next 12 months.* There can be no assurance that such financing will be available on acceptable terms, if at all and that such terms will not be dilutive to our existing stockholders. Our inability to secure necessary funding would have a material adverse affect on our financial condition and results of operation.*

Impact of Year 2000

   Our Business Could Be Affected by Year 2000 Issues. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

   During the transition to Year 2000, we experienced no material impact on internal infrastructure, supplier relationships and/or products sold to customers, nor did we incur any significant expenses related to the Year 2000 issue. We continue to monitor the impact of Year 2000 on our internal infrastructure, supplier relationships and products sold to customers, and while we do not anticipate any subsequent material impact on these areas of operations, we cannot assure you that unknown future issues will not arise.

ITEM 7A.    MARKET RISK DISCLOSURES

   Our investments consist primarily of short-term money market investments that earn interest at a fixed rate. All of our cash equivalents at December 31, 1999 have maturity dates of less than 90 days. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption "Executive Officers" in Part I of this report. The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 14, 2000, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

   The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 14, 2000, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 14, 2000, sets forth certain information with respect to the ownership of the Registrant's common stock and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 14, 2000, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

       (1) Financial Statements - see "Index to Financial Statements"

       (2)      Financial Statement Schedule:

          Schedule II - Valuation and Qualifying Accounts

          All schedules, except those listed above, have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

       (3)      Exhibits

                   3.1(a)*  Certificate of Incorporation of the Registrant, as amended (formerly Exhibit 3.1)
                   3.2*     Bylaws of the Registrant.
                   4.1*     Stockholders' Agreement dated July 31, 1992; Amendment No. 1 to Stockholders' Agreement dated
                            May 28, 1996.
                  10.1+*    Agreement between Mellon Bank Corporation and the Registrant dated March 24, 1995.
                  10.2*     1992 Stock Plan.
                  10.3*     1996 Stock Plan.
                  10.4*     1996 Employee Stock Purchase Plan.
                  10.5*     Loan and Security Agreement dated May 20, 1994 between Registrant and Bank of the West; First
                            Amendment dated May 22, 1995; Second Amendment dated February 21, 1996; Form of Third Amendment.
                  10.6*     Severance and Non-Compete Agreement dated July 31, 1992 between Chakravarthi V. Ravi and the
                            Registrant.
                  10.7*     Lease by and between Watergate Tower Associates and the Registrant dated June 30, 1993
                  10.8*     Form of Indemnity Agreement.
                  10.9*     Share Exchange Agreement dated May 29, 1996 between the Registrant, Warburg, Pincus Investors,
                            L.P. and holders of the Registrant's Series A Preferred Stock.
                  10.10*    Amendment No. 1 to the Share Exchange Agreement dated November 6, 1996 between the Registrant,
                            Warburg, Pincus Investors, L.P. and holders of the Registrant's Series A Preferred Stock.
                  10.11**   Employment Agreement between the Registrant and Kevin D. Moran, dated July 22, 1998.
                  10.12**   Severance and Non-Compete Agreement between the Registrant and Dr. C.V. Ravi, dated July 22,
                            1998.
                  10.13***  1998 Employee Stock Purchase Plan
                  10.14***  Stock Option Agreement between the Company and Kevin D. Moran
                  10.15***  Stock Option Agreement between the Company and Timothy F. McCarthy
                  21.1*     Subsidiaries of the Registrant.
                  23.1      Consent of Ernst & Young LLP, Independent Auditors.
                  24.1      Power of Attorney (see page 44)
                  27.1      Financial Data Schedule

------------------------
+   Confidential treatment has been granted for portions of these agreements.
*   Incorporated by reference to the exhibits filed with the Company's
    registration statement on Form SB-2   (Registration Statement No.
    333-4928-LA)
** Incorporated by reference to the exhibits filed with the Company's September 30, 1998 Form 10-Q
*** Incorporated by reference to the exhibits filed with the Company's
    March 1, 1999 Form S-8.

  (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                           ALYSIS TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

  Report of Ernst & Young LLP, Independent Auditors............  30
  Balance Sheets...............................................  31
  Statements of Operations.....................................  32
  Statements of Stockholders' Equity...........................  33
  Statements of Cash Flows.....................................  34
  Notes to Financial Statements................................  35

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Alysis Technologies, Inc.

   We have audited the accompanying balance sheets of Alysis Technologies, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alysis Technologies, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with auditing standards generally accepted in the United States. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 27, 2000

                          ALYSIS TECHNOLOGIES, INC.
                                BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                     December 31,
                                                                            -----------------------------
                                                                                1999             1998
                                                                            -------------   -------------
Assets
Current assets:
     Cash and cash equivalents.........................................       $  9,159         $   7,582
     Receivables, including unbilled of $548 at December 31, 1999 and $0 at December 31, 1998, less allowance for doubtful
       accounts of $126 at December 31, 1999 and $1,248 at
       December 31, 1998...............................................          1,807             1,051
     Other current assets..............................................            494               678
                                                                            -------------   -------------
     Total current assets..............................................         11,460             9,311
Property and equipment, net............................................            770               699
Other assets...........................................................             34                -
Intangible assets, net.................................................       $  2,337                -
                                                                            -------------   -------------
                                                                              $ 14,601         $ 10,010
                                                                            =============   =============
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable..................................................       $    664         $    246
     Accrued compensation and related liabilities......................          2,483            1,809
     Deferred revenues.................................................          1,973            3,778
     Other accrued liabilities.........................................            467              354
                                                                            -------------   -------------
          Total current liabilities....................................          5,587            6,187

Commitments
Stockholders' equity:
     Convertible preferred stock, Series B, $.001 par value:
          Authorized shares---5,000,000
          Issued and outstanding shares---400 at December 31, 1999
          and none at December 31, 1998................................          3,814               -
     Common stock, $0.01 par value:
          Authorized shares - 35,000,000
          Issued shares - 10,643,792, outstanding shares - 10,619,792 at December 31, 1999
          Issued and outstanding shares - 9,336,329 at
          December 31, 1998............................................            106              93
     Class B common stock, $0.01 par value:
          Authorized shares - 5,000,000
          Issued and outstanding shares - 2,417,112 at
          December 31, 1999 and 1998...................................             25              25
     Additional paid-in capital........................................         30,067          28,150
     Treasury stock at cost (24,000 shares)............................            (39)              -
Accumulated deficit....................................................        (24,632)        (24,204)
Deferred compensation..................................................           (327)           (241)
                                                                            -------------   -------------
          Total stockholders' equity...................................          9,014           3,823
                                                                            -------------   -------------
                                                                              $ 14,601        $ 10,010
                                                                            =============   =============

                            See Accompanying Notes

                          ALYSIS TECHNOLOGIES, INC.
                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                            Year ended December 31,
                                                          ----------------------------------------------------------
                                                             1999                    1998                    1997
                                                          -----------             -----------             ----------
Revenues:
     License                                              $   7,623                $   3,141              $   7,911
     Service                                                  7,290                    5,661                 11,347
     Maintenance                                              4,899                    4,369                  3,223
                                                          -----------             -----------             ----------
          Total revenues                                     19,812                   13,171                 22,481

Cost of revenues:
     License                                                     77                      231                    362
     Service                                                  4,334                    5,171                  4,862
     Maintenance                                              2,129                    2,500                    837
                                                          -----------             -----------             ----------
          Total cost of revenues                              6,540                    7,902                  6,061

Operating expenses:
     Sales and marketing                                      4,476                    5,234                  4,757
     General and administrative                               7,582                    7,850                  7,101
     Product development                                      1,874                    4,861                  4,480
                                                          -----------             -----------             ----------
          Total operating expenses                           13,932                   17,945                 16,338
                                                          -----------             -----------             ----------

Operating income (loss)                                        (660)                 (12,676)                    82

Other income:
     Interest income and other                                  349                      395                    502
                                                          -----------             -----------             ----------

Income (loss) before income taxes                              (311)                 (12,281)                   584
    Income taxes                                                  -                        -                     23
                                                          -----------             -----------             ----------
Net income (loss)                                         $    (311)               $ (12,281)              $    561

     Preferred stock dividends                            $     117                $       -               $      -
                                                          -----------             -----------             ----------

Net income (loss) applicable to common stockholders       $    (428)               $ (12,281)              $    561
                                                          ===========             ===========             ==========

Basic net income (loss) per share applicable to
    common stockholders                                   $    (0.03)              $   (1.06)              $   0.05
                                                          ===========             ===========             ==========

Diluted net income (loss) per share applicable to
    common stockholders                                   $    (0.03)              $   (1.06)              $   0.05
                                                          ===========             ===========             ==========

Shares used in computing basic net income (loss)
    per share applicable to common stockholders               12,326                  11,596                 11,164
                                                          ===========             ===========             ==========

Shares used in computing diluted net income (loss)
    per share applicable to common stockholders               12,326                  11,596                 12,017
                                                          ===========             ===========             ==========


                            See Accompanying Notes

                           ALYSIS TECHNOLOGIES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                 Convertible
                                  Preferred           Common
                                    Stock              Stock        Additional                                            Total
                              ---------------     ---------------    Paid-in-   Treasury    Accumulated   Deferred    Stockholders'
                              Shares   Amount     Shares    Amount    Capital      Stock       Deficit   Compensation    Equity
                              ------   -------  ----------  ------    -------    --------    ----------- ------------  -------------

Balances, December 31, 1996        -   $    -   11,009,514    $111     $27,121      $  -     $  (12,484)     $ (172)      $ 14,576
  Issuance of common stock
    under stock option
    and stock purchase plans       _        -      274,058       3         442         -              -           -            445
  Amortization of deferred
    compensation                   -        -            -       -           -         -              -          41             41
  Net income and comprehensive
        income                     -        -            -       -           -         -            561           -            561
                              ------   -------  ----------  ------    -------    --------    ----------- ------------  -------------

Balances, December 31, 1997        -   $    -   11,283,572    $114     $27,563      $  -     $  (11,923)     $ (131)      $ 15,623

  Issuance of common stock
    under stock option and
    stock purchase plans           -        -      469,869       4         344         -              -           -            348

  Deferred compensation
    resulting from grant of
    options                        -        -            -       -         243         -              -        (243)             -

  Amortization of deferred
    compensation                   -        -            -       -           -         -              -         133            133

  Net loss and comprehensive
     loss                          -        -            -       -           -         -        (12,281)          -        (12,281)
                              ------   -------  ----------  ------    -------    --------    ----------- ------------  -------------

Balances, December 31, 1998        -   $    -   11,753,441    $118     $28,150      $  -     $  (24,204)     $ (241)      $  3,823

  Issuance of common stock
    under stock option and
    stock purchase plans           -        -      827,432       8         720         -              -           -            728

  Issuance of common stock
    in connection with
    business combination           -        -      480,031       5         745         -              -           -            750
  Issuance of convertible
    preferred stock, net
    of issuance costs            400    3,814            -       -           -         -              -           -          3,814

  Dividends on convertible
    preferred stock                -        -            -       -           -         -           (117)          -           (117)

Purchase of treasury stock         -        -      (24,000)      -           -       (39)             -           -            (39)

  Deferred compensation
    resulting from grant
    of options                     -        -            -       -         452         -              -        (452)             -

  Amortization of deferred
    compensation                   -        -            -       -           -         -              -         366            366

  Net loss and comprehensive
    loss                           -        -            -       -           -         -           (311)          -           (311)
                              ------   -------  ----------  ------    -------    --------    ----------- ------------  -------------

Balances, December 31, 1999      400   $3,814   13,036,904    $131    $30,067     $  (39)    $  (24,632)     $ (327)        $9,014
                              ======   =======  ==========  ======    =======    ========    =========== ============  =============



                            See Accompanying Notes

                           ALYSIS TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOW
                                (in thousands)


                                                                              Year Ended December 31,
                                                                 -------------------------------------------------
                                                                    1999                1998               1997
                                                                -----------          ----------          ---------
Operating Activities
     Net income (loss) applicable to common stockholders......   $  (428)            $(12,281)          $    561
     Adjustments to reconcile net income (loss) applicable
     to common stockholders to net cash used in operating
     activities:
          Depreciation and amortization.......................       567                  351                320
          Amortization of deferred compensation...............       366                  133                 41
          Dividends on convertible preferred stock............       117                   --                 --
          Changes in operating assets and liabilities:
               Receivables....................................      (756)               7,816             (1,608)
               Other current assets...........................       184                   70                (95)
               Other assets...................................       (34)                  --                 --
               Accounts payable...............................       301                  (97)              (397)
               Accrued compensation and related liabilities...       674                  409                (33)
               Deferred revenues..............................    (1,805)                 832               (605)
               Other accrued liabilities......................       (87)               1,378                 99
                                                                -----------          ----------          ---------
Net cash used in operating activities.........................      (901)              (1,389)            (1,717)
                                                                -----------          ----------          ---------

Investing Activities
     Business combination, net of cash acquired...............    (1,597)                  --                 --
     Purchase of property & equipment.........................      (428)                (472)              (476)
     Proceeds from sales of property and equipment............        --                   37                 --
     Purchases of short term investments......................        --              (10,826)            (2,000)
     Maturities of short term investments.....................        --               12,826                 --
                                                                -----------          ----------          ---------
Cash provided by (used in) investing activities...............    (2,025)               1,565             (2,476)
                                                                -----------          ----------          ---------

Financing Activities
     Borrowings under bank line of credit.....................        --                   --                300
     Repayment of borrowings under bank line of credit........        --                   --               (300)
     Net proceeds from issuance of preferred stock............     3,814                   --                 --
     Net proceeds from issuance of common stock...............       728                  348                445
     Purchases of treasury stock..............................       (39)                  --                 --
                                                                -----------          ----------          ---------
Cash provided by financing activities.........................     4,503                  348                445
                                                                -----------          ----------          ---------

Net increase (decrease) in cash and cash equivalents..........     1,577                  524             (3,748)

Cash and cash equivalents at beginning of period..............     7,582                7,058             10,806
                                                                -----------          ----------          ---------
Cash and cash equivalents at end of period....................   $ 9,159              $ 7,582            $ 7,058
                                                                ===========          ==========          =========

Supplemental disclosure of non-cash information:
     Cash paid for interest...................................   $    --              $     5            $     4
                                                                ===========          ==========          =========

Supplemental noncash investing and financing information:
     Deferred compensation related to stock option grants.....   $   452              $   243            $    --
                                                                ===========          ==========          =========
     Common stock issued in business combination..............   $   750              $    --            $    --
                                                                ===========          ==========          =========


                            See Accompanying Notes

                           ALYSIS TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

   The Company and Basis of Presentation

   Alysis Technologies, Inc. (previously known as IA Corporation I) was incorporated on July 20, 1992. We develop, market, implement and support large-scale application software solutions to financial services organizations primarily in North America. Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation in the financial statements.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   Cash and cash equivalents consist of deposits with major banks and investments in commercial paper with original maturities of three months or less. At December 31, 1998, the Company had investments in commercial paper of $4,980,000, all of which was classified as cash equivalents, which approximates fair value. Unrealized and realized gains and losses in 1999 and 1998 were not material. The Company maintains its cash in depository accounts with three domestic institutions.

   Property and Equipment

   Property and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from three to seven years.

   Intangible Assets

   Intangible assets represent purchased technology acquired in the acquisition of At Work on September 15, 1999. This intangible asset will be amortized over three years. Intangible assets are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization was approximately $210,000 at December 31, 1999.

   Software Development Costs

   We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. As of December 31, 1999, such capitalized software development costs have been insignificant and all software development costs have been charged to product development expenses in the accompanying statements of operations.

   Revenue Recognition

   Our total revenues are derived from software licenses, maintenance and support contracts and implementation and training services. Software license and service revenue from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. The implementation of these application frameworks can take several months or more depending on the complexity of the customer's environment and the resources directed by the customers to the implementation projects. Estimated losses on contracts are reported in the period in which such losses become known.

   Revenues from contracts for software licenses that don't require significant customization are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple element arrangements. Software maintenance revenues are recognized ratably over the term of the support contract, which is generally one year. Other service revenue is recognized as services are performed.

   The Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition"
("SOP 98-4") as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1"). The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results.

   In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not expect a material impact from the final adoption of SOP 98-9 on its future revenues and results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements, ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. A change in its revenue recognition policy, if any proves necessary, resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended June 30, 2000.

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

   Stock-Based Compensation

   We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for employee stock options in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because we believe the alternative fair value accounting provided for under Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company has adopted the "disclosure only" alternative described in FAS 123.

   We account for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and the Emerging Issues Task Force in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18").

   Segment Reporting

   The Company complies with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. We operate in one segment.

   Net Income (Loss) per Share

   Shares used in computing basic and diluted net income (loss) per share are based on the weighted average number of shares outstanding during the period. Basic net income (loss) per share excludes any dilutive affects of stock options. Diluted net income (loss) per share includes the dilutive affect of outstanding stock options using the "treasury stock" method.

2. Net Income (Loss) per Share Applicable to Common Stockholders

   Net income (loss) per share applicable to common stockholders is calculated as follows (in thousands, except per share data):

                                                                                     Years Ended December 31,
                                                                  --------------------------------------------------------------
                                                                        1999                    1998                  1997
                                                                -----------------       ------------------     -----------------

Net income (loss)............................................             $  (311)                $(12,281)              $   561

Preferred dividends..........................................                (117)                       -                     -
                                                                          -------                 --------               -------
Net income (loss)
  applicable to common stockholders..........................             $  (428)                $(12,281)              $   561
                                                                          =======                 ========               =======

Weighted average common shares outstanding...................              12,326                   11,596                11,164

Effect of dilutive securities(a).............................                   -                        -                   853
                                                                          -------                 --------               -------

Shares used in computing diluted net
  income (loss) per share....................................              12,326                   11,596                12,017
                                                                          =======                 ========               =======
Basic net income (loss) per share
  applicable to common stockholders..........................             $ (0.03)                $  (1.06)              $  0.05
                                                                          =======                 ========               =======
Diluted net income (loss) per share
  applicable to common stockholders..........................             $ (0.03)                $  (1.06)              $  0.05
                                                                          =======                 ========               =======

(a) The effect (using the treasury stock method) of 3,066,150 and 3,175,596 outstanding stock options is excluded from the calculation of diluted net loss per share for the years ended December 31, 1999 and 1998, respectively, as their inclusion would be anti-dilutive.

3.   Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                                                               December 31,
                                                                              --------------------------------------------
                                                                                       1999                    1998
                                                                              -------------------     --------------------

Computer equipment and software..........................................                 $ 2,541                  $ 2,124
Furniture and fixtures...................................................                     389                      394
Other....................................................................                      99                       83
                                                                              -------------------     --------------------

                                                                                            3,029                    2,601
Less accumulated depreciation............................................                  (2,259)                  (1,902)
                                                                              -------------------     --------------------
                                                                                          $   770                  $   699
                                                                              ===================     ====================

4.  Commitments

   The Company leases office space and certain equipment under non-cancelable operating leases. These operating leases expire in various years through 2004. Future minimum lease payments for the years ending December 31 are as follows (in thousands):

     2000..................           $1,385
     2001..................            1,332
     2002..................            1,346
     2003..................            1,369
     2004 .................              455
                           -----------------
     Total.................           $5,887
                           =================

   Rent expense was $1.6 million, $1.6 million, and $1.3 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

5.  Stockholders' Equity

   Preferred Stock

      On July 30, 1999 we issued 400 shares of Series B Preferred Stock to our largest stockholder, raising net proceeds of $3,814,000. Each share of Series B Preferred Stock is convertible into approximately 5,229 shares of Class B Common Stock. The conversion price of the Series B Preferred Stock is $1.9125 per share, which represents a 16% premium over the average closing price of our Common Stock during the ten days prior to subscription. The conversion price is not subject to any reset or "floating" adjustment, other than standard anti-dilution protection. The holders of Series B Preferred Stock will be entitled to cumulative annual dividends of 7% of the purchase price, which are payable semi-annually in cash or, at our option, with shares of our Class B Common Stock. The Class B Common Stock is convertible into Common Stock. Upon the occurrence of certain events, the Series B preferred Stock has liquidation preference equal to the initial purchase price plus accrued but unpaid dividends. The Series B Preferred Stock will also be entitled to certain registration rights.

   Class B Common Stock

   At December 31, 1999 and 1998, 2,417,112 shares of Class B common stock were outstanding. The Class B common stock has the same rights, preferences, privileges, and restrictions as the common stock, except that the Class B common stock has very limited voting rights and does not vote for the election of directors. The shares of Class B common stock are also convertible at the option of the holder into common stock, so long as such conversion does not result in the holder obtaining greater than 49% of our outstanding voting securities.

   Stock Repricing

   In August 1998, the Board of Directors approved a stock option repricing program pursuant to which our employees elected to exchange or amend their then outstanding employee stock options for new employee stock options having an exercise price of $1.75 per share (equal to the fair market value at August 17, 1998), with exercisability generally prohibited until September 29, 1998, except in the event of death or disability. A total of 1,208,378 options with exercise prices ranging from $1.81 to $6.00 per share were exchanged or amended under the program.

   Stock Option Plans

   Under the provisions of our 1992 Stock Plan (the "1992 Plan"), the Board of Directors authorized up to 1,658,769 shares of common stock for the grant of incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), or stock purchase rights. All options granted under the 1992 Plan expire seven years after the date of the grant. Generally, options become vested and exercisable 20% one year after the date of grant and then 5% at the end of each three-month period thereafter.

   At December 31, 1999, 3,100,000 shares of common stock are reserved for issuance under our 1996 Stock Plan (the "1996 Plan") which provides for the grant of ISO's, NSO's and stock purchase rights. All options under the 1996 Plan expire ten years after the date of the grant and generally become vested and exercisable 25% one year after date of grant and then 1/48 at the end of each month thereafter.

   Stock option data is as follows:

                                                                                                            Weighted
                                                                                                             Average
                                                                                                         Exercise Price
                                                                             Number of                      of Shares
                                                                               Shares                      Under Plans
                                                                        -----------------                 ------------
Options outstanding at December 31, 1996............................            1,314,324                        $0.71
Options granted.....................................................              861,900                         2.84
Options exercised...................................................             (138,190)                        0.18
Options canceled....................................................             (321,909)                        2.15
                                                                        -----------------                 ------------

Options outstanding at December 31, 1997............................            1,716,125                         1.55
Options granted.....................................................            3,533,000                         1.67
Options exercised...................................................             (278,619)                        0.12
Options canceled....................................................           (1,794,910)                        2.31
                                                                        -----------------                 ------------

Options outstanding at December 31, 1998............................            3,175,596                         1.38
Options granted.....................................................            1,538,450                         2.20
Options exercised...................................................             (671,521)                        0.82
Options canceled....................................................             (976,375)                        1.59
                                                                        -----------------                 ------------
Options outstanding at December 31, 1999............................            3,066,150                        $1.85
                                                                        =================                 ============

   The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 were $2.18, $0.47 and $1.58, respectively. At
December 31, 1999, 1,248,730 options to purchase common stock were available for future option grants. The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                         Options Outstanding                                   Options Exercisable
                    ------------------------------------------------------------     -------------------------------------
                                          Weighted Average         Weighted                                   Weighted
     Range of               Number            Remaining             Average              Number of            Average
  Exercise Prices          of Shares       Contractual Life      Exercise Price            Shares          Exercise Price
                    -----------------   -------------------   ------------------     -----------------    ----------------
   $0.01 - $ 0.01               8,400                  1.95                $0.01                 8,400               $0.01
   $0.29 - $ 0.43              52,205                  2.95                $0.32                32,605               $0.30
   $0.50 - $ 0.56             243,500                  8.99                $0.56                72,825               $0.56
   $0.94 - $ 1.31             493,000                  9.18                $1.15                75,375               $1.25
   $1.43 - $ 2.00           2,045,420                  8.56                $1.79               601,434               $1.75
   $2.31 - $ 3.25              43,375                  9.45                $2.99                 4,155               $3.00
   $5.00 - $ 7.44             180,250                  9.94                $6.42                     -               $   -
                    -----------------   -------------------   ------------------     -----------------    ----------------
                            3,066,150                  8.67                $1.85               794,794               $1.52
                    =================   ===================   ==================     =================    ================

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

   In the year ended December 31,1999, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                 Stock Option Plans                  Employee Stock Purchase Plans
                                        ------------------------------------      -----------------------------------
                                              Year Ended December 31,                   Year Ended December 31,
                                        ------------------------------------      -----------------------------------
                                          1999          1998          1997          1999          1998         1997
                                        --------      --------      --------      --------      --------     --------
Risk-free interest rate...........        6.00%         5.04%         6.16%         6.00%         5.04%         5.55%
Volatility........................        1.70          1.21          0.75          1.70          1.21          0.75
Dividend Yield....................        0.0%          0.0%          0.0%          0.0%          0.0%          0.0%
Expected Life in Years............        4.81          4.97          5.23          0.50          0.50          0.50

   Had the compensation costs been determined based upon the fair value at the date of grant for awards under these plans, and the Employee Stock Purchase Plan, consistent with the methodology prescribed under FAS 123, our net income
(loss) and net income (loss) per share for the year ended December 31, 1999 would have been impacted as follows:

                                                                                           Years Ended December 31,
                                                                       -------------------------------------------------------------

                                                                             1999                     1998                  1997
                                                                       ---------------          ---------------        -------------

Net income (loss)
  applicable to common stockholders--as reported.............              $  (428)                $(12,281)               $  561
Net income (loss)                                                          $(4,164)                $(13,033)                 (901)
  applicable to common stockholders--pro forma...............
Basic net income (loss) per share
  applicable to common stockholders--as reported.............              $ (0.03)                $  (1.06)               $ 0.05
Basic net income (loss) per share
  applicable to common stockholders--pro forma...............              $ (0.34)                $  (1.12)               $(0.01)
Diluted net income (loss) per share
  applicable to common stockholders--as reported.............              $ (0.03)                $  (1.06)               $ 0.05
Diluted net income (loss) per share
  applicable to common stockholders--pro forma...............              $ (0.34)                $  (1.12)               $(0.01)

   The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

   Employee Stock Purchase Plans

   Under the Employee Stock Purchase Plan (the "Plan"), 400,000 shares of common stock have been reserved for issuance. The Plan has 24-month offering periods, with each offering period divided into four consecutive six-month purchase periods. The Plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of our common stock as of the first day of the offering period or the fair market value of the stock at the end of each purchase period.

   On June 17, 1998, we adopted the 1998 Employee Stock Purchase Plan (the "1998 Plan"). The 1998 Plan has 12 month offering periods, with each offering period divided into two six-month purchase periods and includes an automatic share replenishment feature. The 1998 Plan has 250,000 shares of common stock which have been initially reserved for future issuance, plus annual increases, beginning in 1999, equal to the lesser of (i) 300,000 shares, (ii) 2% of the outstanding shares or (iii) a lesser amount determined by the Board of Directors, for issuance thereunder subject to stockholder approval. The 1998 Plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of our common stock as of the first day of the offering period or the fair market value of the stock at the end of each purchase period.

   At December 31, 1999, 441,379 shares were available for issuance. During 1999, 1998 and 1997, employees purchased 155,911, 191,260 and 96,419 shares under the plan, respectively. The weighted average fair value of the rights granted during the years ended December 31, 1999, 1998 and 1997 using the Black-Scholes model was $3.11, $0.60 and $2.69 per share, respectively.

Consultant Options

   In 1999 and 1998, we issued options to purchase 434,294 shares of our common stock to five consultants for consulting services to be provided to us over periods ranging from 15 months to four years. We have estimated the fair value of these options at each reporting period using the Black Scholes method in accordance with FAS 123 and EITF 96-18. At December 31, 1999, one consultant continues to provide us with services in accordance with the original consulting agreement.

Shares Reserved for Future Issuance

At December 31, 1999, the Company has reserved shares of common stock for future issuances as follows:

        Convertible preferred stock                     2,091,600
        Stock options outstanding                       3,066,150
        Stock options and shares available for grant    1,248,730
                                                      -----------
                                                        6,406,480
                                                      ===========

6.  Savings Plan

   We maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 18% of their pre-tax salaries, but not more than the statutory limits. We contribute fifty cents for each dollar contributed by a participant, with a maximum contribution of 2% of a participant's earnings. Our matching contribution to the savings plan was $144,000, $163,000 and $138,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

7. Income Taxes

   At December 31, 1999, we had a net operating loss carryforward for federal income tax purposes of approximately $16,704,000 expiring in the years 2008 through 2019 and federal tax credits of approximately $609,000 expiring in years 2008 through 2019. We have a net operating loss carryforward for state income tax purposes of approximately $4,368,000 expiring in the years 2000 through 2004 and state tax credits of approximately $427,000 with an indefinite carryforward.

   The valuation allowance decreased by $288,000 and increased by $4,916,000 during the years ended December 31, 1999 and 1998, respectively.

   Due to "change in ownership" provisions of the Internal Revenue Code, utilization of the net operating loss and tax credit carryforward may be subject to an annual limitation regarding their utilization against taxable income in future periods.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                          December 31,
                                                         ----------------------------------------------
                                                                   1999                     1998
                                                         ---------------------     --------------------
Deferred tax assets:
     Net operating losses..........................                    $ 6,066                  $ 4,307
     Tax credit carryovers.........................                      1,036                      809
     Capital loss carryovers.......................                      1,145                    1,145
     Accrued expenses and reserves.................                        732                    2,195
     Other.........................................                         36                      159
                                                         ---------------------     --------------------
          Total deferred tax assets................                      9,015                    8,615

Deferred tax liabilities:
     Purchased Technology .........................                       (989)                    ----
     Unbilled revenue..............................                        (90)                    (324)
     Prepaid Expenses .............................                        (97)                    (164)
          Total deferred tax liabilities...........                     (1,176)                    (488)
                                                         ---------------------     --------------------
Net deferred tax assets............................                      7,839                    8,127
Valuation allowance................................                     (7,839)                  (8,127)
                                                         ---------------------     --------------------
Net deferred tax assets............................              $          --            $          --
                                                         =====================     ====================

8.  Significant Customers

   In 1999, one customer accounted for 33% of total revenues. In 1998, one customer accounted for 10% of total revenues. In 1997, two customers accounted for 13% and 11% of total revenues, respectively.

9.  Acquisition

   On September 15, 1999, we acquired all of the shares of the capital stock of At Work Corporation ("At Work"), a New York-based provider of advanced document distribution and electronic commerce applications that utilize Java and other Internet-based technologies. The aggregate consideration paid for the shares of At Work was (a) $1,696,000 in cash, (b) 480,031 shares of Common Stock of the Company valued at $750,000, and (c) $1,000,000 in cash to be paid out as set forth in employment agreements and to be expensed as compensation. The acquisition has been accounted for as a purchase, whereby, all assets purchased and liabilities assumed were recorded at their fair market value. The excess of the aggregate purchase price over the fair value of the net assets acquired was recorded as purchased technology and will be amortized over 3 years, its estimated useful life.

   The unaudited pro forma results of operations, which follow, assume that the acquisition of At Work had occurred on January 1, 1998 (in thousands, except per share data).

                                                        Year ended December 31,
                                               ---------------------------------------
                                                      1999                   1998
                                               ----------------      -----------------
Revenues...................................             $19,965               $ 13,455

Net income (loss) applicable to common                  $(1,523)              $(12,996)
 stockholders..............................

Basic net income (loss) per share                       $ (0.12)              $  (1.08)
 applicable to common stockholders.........

Diluted net income (loss) per share                     $ (0.12)              $  (1.08)
 applicable to common stockholders.........

   The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998 or of future results of operations of the consolidated entities.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Balance at                                          Balance at
                                            Beginning of Period      Additions        Deletions     End of Period
                                            -------------------      ---------        ---------     -------------
Year ended December 31, 1999
   Deducted from asset accounts
      Allowance for doubtful accounts               $1,248            $    -            $1,122          $  126
                                                 ---------         ---------         ---------       ---------
         Totals                                     $1,248            $    -            $1,122          $  126
                                                 =========         =========         =========       =========
Year ended December 31, 1998
   Deducted from asset accounts
      Allowance for doubtful accounts               $   46            $1,202            $    -          $1,248
                                                 ---------         ---------         ---------       ---------
         Totals                                     $   46            $1,202            $    -          $1,248
                                                 =========         =========         =========       =========
Year ended December 31, 1997
   Deducted from asset accounts
      Allowance for doubtful accounts               $   46            $    -            $    -          $   46
                                                 ---------         ---------         ---------       ---------
         Totals                                     $   46            $    -            $    -          $   46
                                                 =========         =========         =========       =========

   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in the City of Emeryville, State of California, on the day of March 30, 2000.

                                       ALYSIS TECHNOLOGIES, INC.

                                       By:          /s/ Kevin D. Moran
                                           -------------------------------------
                                                        Kevin D. Moran
                                           President and Chief Executive Officer


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

            Signatures                                     Titles                                     Date
----------------------------------   -------------------------------------------------    --------------------------
                                             President, Chief Executive Officer                 March  30, 2000
        /s/ Kevin D. Moran                        and Chairman of the Board
----------------------------------              (Principal Executive Officer)
          Kevin D. Moran


      /s/ David R. Bankhead                  Vice President and Chief Financial                 March  30, 2000
----------------------------------
        David R. Bankhead                     Officer (Principal Financial and
                                                     Accounting Officer)

      /s/ John J. Cook, Jr.                               Director                              March   30, 2000
----------------------------------
        John J. Cook, Jr.

      /s/ Stewart Gross                                   Director                              March   30, 2000
----------------------------------
        Stewart Gross

     /s/ Randy Katz                                       Director                              March   30, 2000
----------------------------------
      Randy Katz

      /s/ Henry Kressel                                   Director                              March  30, 2000
----------------------------------
      Henry Kressel

      /s/ Timothy F. McCarthy                             Director                              March  30, 2000
----------------------------------
      Timothy F. McCarthy

      /s/ John Oltman                                     Director                              March  30, 2000
----------------------------------
      John Oltman