Form 10-Q
period 2000-03-31
ALYSIS TECHNOLOGIES INC
filed 2000-05-12
CIK 1013033

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ___________

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                          Commission File No. 00021539


                           ALYSIS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                                                 94-3161772
         ---------                                                                 ----------
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

                               [ X ] Yes  [  ] No

The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 13,219,920 as of May 10, 2000.
           ----------

                           ALYSIS TECHNOLOGIES, INC.
                              REPORT ON FORM 10-Q


                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


       Item 1.  Financial Statements (unaudited)

                Condensed Balance Sheets at March 31, 2000 and December 31, 1999.........     2

                Condensed Statements of Operations for the three months ended March 31,
                2000 and 1999............................................................     3


                Condensed Statements of Cash Flows for the three months ended March 31,
                2000 and 1999............................................................     4

                Notes to Condensed Financial Statements..................................     5

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................................     7

  PART II.  OTHER INFORMATION
       Item 6.  Exhibits and Reports on Form 8-K..........................................    17

                Signatures................................................................    18

                         PART I.  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

                           ALYSIS TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                  March 31,     December 31,
                                                                                    2000            1999
                                                                                -----------     ------------
Assets
Current assets:
  Cash and cash equivalents.....................................................   $  5,503         $  9,159
  Receivables, including unbilled receivables of $689 at March 31, 2000 and
     $548 at December 31, 1999, less allowance for doubtful accounts of $396 at
     March 31, 2000 and $126 at December 31, 1999...............................      1,688            1,807
   Other current assets.........................................................        276              494
                                                                                 ----------     ------------
     Total current assets.......................................................      7,467           11,460
Property and equipment, net.....................................................        887              770
Other assets....................................................................         52               34
Intangible assets...............................................................      2,124            2,337
                                                                                -----------     ------------
                                                                                   $ 10,530         $ 14,601
                                                                                ===========     ============


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.............................................................   $    474         $    547
   Accrued compensation and related liabilities.................................      1,533            2,483
   Deferred revenues............................................................      2,432            1,973
   Other accrued liabilities....................................................        592              584
                                                                                -----------     ------------
      Total current liabilities.................................................      5,031            5,587

Stockholders' equity:
  Preferred shares, Series B, $.001 par value:
      Authorized shares - 5,000,000
      Issued and outstanding shares - 400 at March 31, 2000 and December 31,
         1999...................................................................      3,814            3,814
 Common stock, $0.01 par value:
    Authorized shares -- 35,000,000
    Issued shares -10,924,545, outstanding shares - 10,900,545 at March 31, 2000        109              106
    Issued shares -10,643,792, outstanding shares - 10,619,792 at December 31,
         1999...................................................................
 Class B common stock, $0.01 par value:
    Authorized shares -- 5,000,000
    Issued and outstanding shares -- 2,417,112 at March 31, 2000 and December
          31, 1999..............................................................         25               25
   Additional paid-in capital...................................................     30,489           30,067
   Treasury stock at cost (24,000 shares).......................................        (39)             (39)
   Accumulated deficit..........................................................    (28,618)         (24,632)
   Deferred compensation........................................................       (281)            (327)
                                                                                -----------     ------------
          Total stockholders' equity............................................      5,499            9,014
                                                                                -----------     ------------
                                                                                   $ 10,530         $ 14,601
                                                                                ===========     ============


Note: The December 31, 1999 balance sheet amounts are derived from the December 31, 1999 audited financial statements.

                            See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                             ----------------------------------------
                                                         2000                    1999
                                             ----------------         ---------------
Revenues:
 License.....................................         $   936                 $   390
 Service.....................................             792                   1,665
 Maintenance.................................           1,044                   1,389
                                             ----------------         ---------------
   Total revenues............................           2,772                   3,444

Cost of revenues:
 License.....................................              20                      17
 Service.....................................             634                   1,285
 Maintenance.................................             504                     697
                                             ----------------         ---------------
   Total cost of revenues....................           1,158                   1,999

Operating expenses:
 Sales and marketing.........................           1,593                   1,329
 General and administrative..................           2,987                   1,818
 Product development.........................           1,045                     204
                                             ----------------       -----------------
   Total operating expenses..................           5,625                   3,351
                                             ----------------       -----------------

Operating income (loss)......................          (4,011)                 (1,906)

Other income:
 Interest income.............................              94                      72
                                             ----------------       -----------------

Net loss.....................................          (3,917)                 (1,834)

Preferred stock dividends....................              69                       -
                                             ----------------       -----------------
Net loss applicable to common stockholders...         $(3,986)                $(1,834)
                                             ================       =================

Basic and diluted net loss per share
 applicable to common stockholders...........          $(0.30)                 $(0.15)
                                             ================       =================

Shares used in computing basic and diluted
net loss per share applicable to common
stockholders................................           13,152                 11,845
                                             ================       =================

                            See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                         Three Months Ended
                                                                                               March 31
                                                                                       -----------------------
                                                                                             2000         1999
                                                                                       ----------   ----------
Operating activities
Net loss...............................................................................   $(3,917)     $(1,834)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization........................................................       306           94
  Amortization of deferred compensation................................................        46            9
  Changes in operating assets and liabilities:
     Receivables.......................................................................       119         (996)
     Other current assets..............................................................       218          114
     Other assets......................................................................       (18)           -
     Accounts payable..................................................................       (73)        (149)
     Accrued compensation and related liabilities......................................      (950)         248
     Deferred revenues.................................................................       459          (70)
     Other accrued liabilities.........................................................       (61)        (107)
                                                                                       ----------   ----------
Net cash used in operating activities..................................................    (3,871)      (2,691)
                                                                                       ----------   ----------

Investing activities
Purchases of property and equipment....................................................      (210)         (10)
                                                                                       ----------   ----------
Net cash used in investing activities..................................................      (210)         (10)
                                                                                       ----------   ----------

Financing activities
Net proceeds from exercise of stock options............................................       323            -
Net proceeds from employee stock purchase plan.........................................       102           99
                                                                                       ----------   ----------
Net cash provided by financing activities..............................................       425           99
                                                                                       ----------   ----------

Net increase (decrease) in cash and cash equivalents...................................    (3,656)      (2,602)
Cash and cash equivalents at beginning of period.......................................     9,159        7,582
                                                                                       ----------   ----------
Cash and cash equivalents at end of period.............................................   $ 5,503      $ 4,980
                                                                                       ==========   ==========

                            See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
1. Our Company and Basis of Presentation

   Alysis Technologies, Inc. (previously known as IA Corporation I) was incorporated on July 20, 1992. We develop, market, implement and support large-scale application software solutions to financial services organizations primarily in North America. Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year presentation in the financial statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any future period.

These financial statements and notes should be read in conjunction with Alysis Technologies, Inc.'s audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

2. Basic and Diluted Net Loss Per Share

   Our net loss per share applicable to common shareholders has been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net loss per share applicable to common stockholders has been computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share applicable to common stockholders has been computed using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted net loss per share applicable to common stockholders.

                                                               Three Months         Three Months
                                                                   Ended                Ended
                                                                3/31/00                3/31/99
                                                           ------------------      -----------------
                                                                      (in thousands, except
                                                                         per share data)

 Net loss applicable to common stockholders..........                $ (3,986)              $ (1,834)
 Weighted average common shares outstanding..........                  13,152                 11,845

 Effect of dilutive securities (a)...................                (a)-----              (a)------
                                                           ------------------      -----------------
Shares used in computing diluted net loss per
 share...............................................                  13,152                 11,845
                                                           ==================      =================

Basic net loss per share applicable to common
 stockholders........................................                $  (0.30)              $  (0.15)
Diluted net loss per share applicable to common
 stockholders........................................                $  (0.30)              $  (0.15)
                                                           ==================      =================

     (a) The effect of outstanding stock options and other common stock equivalents is excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

3.  Revenue Recognition

    Our total revenues are derived from software licenses, maintenance and support contracts and implementation and training services. Software license and service revenue from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. The implementation of these application frameworks can take several months or more depending on the complexity of the customer's environment and the resources directed by the customers to the implementation projects. Estimated losses, if any, on contracts are reported in the period in which such losses become known.

   Revenues from contracts for software licenses that don't require significant customization are recognized upon delivery and installation of the software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple-element arrangements. Software maintenance revenues are recognized ratably over the term of the support contract, which is generally one year. Other service revenue is recognized as services are performed.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. A change in its revenue recognition policy, if any proves necessary, resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended June 30, 2000.

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

   In August 1998, with the hiring of a new Chief Executive Officer, we decided to aggressively pursue a new product strategy of Internet presentment of legacy data primarily based on a successful installation of an intranet based statement delivery system at Merrill Lynch. This installation, which was completed in early 1998, was the precursor to the CyberStatement application framework. In order to further penetrate the e-presentment marketplace, Alysis acquired At Work, a New York based provider of Electronic Bill Presentment and Payment ("EBPP") software and early pioneer in XML technology. As a result, our CyberStatement product was replaced by At Work's WorkOut product, and renamed WorkOut. In 2000, management believes we will derive an increasing amount of revenue from the WorkOut product, however, there can be no assurance that we will be successful in our efforts.*

   Through March 31, 2000, revenues primarily consisted of large application development contracts and were derived from three application frameworks, CheckVision, RemitVision, and WorkOut. Our total revenues declined 19.5% from $3.4 million for the three months ended March 31, 1999 to $2.8 million for the three months ended March 31, 2000. Also, for the three months ended March 31, 2000, we recorded a net loss of $3.9 million as compared to a net loss of $1.8 million for the three months ended March 31, 1999. These results are due to our building of infrastructure and pipeline necessary to position WorkOut in the e-presentment marketplace. Also, management has re-deployed the majority of its product development and engineering resources to focus solely on the WorkOut product. However, we continue to support agreements with existing customers of our CheckVision product line. It is also management's intention to pursue strategic options in 2000 regarding the remaining CheckVision application framework product line.

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

   Our total revenues are derived from software licenses, maintenance and support contracts and implementation and training services. Software license and service revenue from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. The implementation of these application frameworks can take several months or more depending on the complexity of the customer's environment and the resources directed by the customers to the implementation projects. Estimated losses on contracts are reported in the period in which such losses become known or expected.

   Revenues from contracts for software licenses that don't require significant customization are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple-element arrangements. Software maintenance revenues are recognized ratably over the term of the support contract, which is generally one year. Other service revenue is recognized as services are performed.

   The Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4") as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supercede Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1"). The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results.

   In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not expect a material impact from the final adoption of SOP 98-9 on its future revenues and results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. A change in its revenue recognition policy, if any proves necessary, resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended June 30, 2000.

   At March 31, 2000, we had an accumulated deficit of approximately $28.6 million, including a net loss of $3.9 million for the three months ended March 31, 2000. We expect to incur operating losses in the foreseeable future as we continue to invest in further development of the WorkOut product and to recruit and train personnel for engineering, sales, marketing and professional services for the WorkOut product.*

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2000 and 1999

   Revenues

   License. License revenue for the three months ended March 31, 2000 has been primarily derived from the sale of licenses of our CheckVision, our loan application framework software application solutions, and WorkOut. License revenue increased 140% to $936,000 from $390,000 for the three months ended March 31, 2000 and 1999, respectively. This increase in license revenue primarily resulted from increased licenses and royalties recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999, increased recognition of revenue from significant CheckVision customers, and to a lesser extent licenses recorded for our newest product, WorkOut. Management believes that an increasing amount of future license revenue will be derived from the WorkOut product.*

   Service. Service revenue is comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for our CheckVision and WorkOut software application solutions. Service revenue decreased 52% to $792,000 from $1.7 million for the three months ended March 31, 2000 and 1999, respectively. The decrease is primarily due to the company not actively pursuing new CheckVision customers as we have redirected our resources to support our newest product, WorkOut. Management believes that an increasing amount of future service revenue will be derived from installation services performed for the WorkOut product.*

   Maintenance. Maintenance revenue is generated by software support contracts to customers who have entered into license agreements for the use of our software application solutions. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue decreased 25% to $1.0 million from $1.4 million for the three months ended March 31, 2000 and 1999, respectively. Maintenance revenue decreased for the three months ended March 31, 2000 from the three months ended March 31, 1999 due to the shrinking base of installed CheckVision application framework customers resulting in a corresponding decrease in demand for maintenance related services.

   Cost of Revenues

   License. Cost of license revenue increased to $20,000 from $17,000 for the three months ended March 31, 2000 and 1999, respectively, representing 2.1% and 4.4% of license revenues for the three months ended March 31, 2000 and 1999, respectively. The cost of license revenue as a percentage of license revenue decreased because there are no associated costs of license with the license and royalty revenues realized on the amendment of the Global Strategic Alliance Agreement. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners and customers that fund or partially fund the ongoing development of our new WorkOut product.*

   Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, and training and development services. Cost of service revenue decreased 51% to $634,000 for the three months ended March 31, 2000 as compared to $1.3 million for the three months ended March 31, 1999, representing 80% and 77% of service revenues for the three months ended March 31, 2000 and 1999, respectively. Cost of service revenue decreased in absolute dollars due primarily to a reduction in engineers, improved execution of performance on contracts, and a decline in the number of contracts to serve as we have redirected our resources to support WorkOut.

   Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue decreased 28% to $504,000 for the three months ended March 31, 2000, from $697,000 for the three months ended March 31, 1999, representing 48% and 50% of maintenance revenue for the three months ended March 31, 2000 and 1999, respectively. The decrease in maintenance costs is primarily due to reduced headcount and improved productivity in delivering maintenance.

   Operating expenses

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expenses increased 20% to $1.6 million from $1.3 million for the three months ended March 31, 2000 and 1999, respectively, representing 57% and 39% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Sales and marketing expenses increased primarily due to a increase in the sales and marketing personnel to support the new WorkOut product.

   General and administrative. General and administrative expenses were $3.0 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively, representing 108% and 53% of total revenue for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses increased in absolute dollars primarily due to increased retention bonuses, an increase in allowance for doubtful accounts for certain contracts associated with high collectibility risks, and amortization of purchased technology acquired during the acquisition of At Work Corporation on September 15, 1999.

   Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expenses increased 412% to $1.0 million for the three months ended March 31, 2000, from $204,000 for the three months ended March 31, 1999, representing 38% and 6% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in product development expenses for the three months ended March 31, 2000 is primarily due to the increase in costs incurred for the ongoing development of our WorkOut product. In 2000, management expects to incur increased costs in the ongoing development of our WorkOut product.

   Interest Income. Interest income represents interest earned by the Company on its cash and cash equivalents. Interest income increased to $94,000 from $72,000 for the three months ended March 31, 2000 and 1999 respectively, due to higher average invested cash balances in the three months ended March 31, 2000.

   Liquidity and Capital Resources

   Operating activities for the three months ended March 31, 2000 used $3.9 million of cash. For the three months ended March 31, 1999, operating activities used $2.7 million of cash. The net cash used by the operating activities of the Company for the three months ended March 31, 2000 was primarily the result of a decrease in accrued compensation and related liabilities and the increase in net loss applicable to common stockholders.

   Our investing activities for the three months ended March 31, 2000 were $210,000 and $10,000 for the three months ended March 31, 1999. Our investing activities for the three months ended March 31, 2000, consisted of capital expenditures for computer equipment and office furniture to support our product development needs for WorkOut. We currently have no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for our facilities.

   Cash provided by financing activities was $425,000 and $99,000 for the three months ended March 31, 2000 and 1999, respectively. The cash generated during the three months ended March 31, 2000, was the result of net proceeds from the exercise of stock options and employee stock purchases under our employee stock purchase plan.

   At March 31, 2000, we had $5.5 million in cash and cash equivalents and $2.4 million in working capital. We believe that our existing cash and cash equivalents, together with expected cash flows from operations combined with external financing, will be sufficient to fund our operations for the next 12 months.* There can be no assurance that such financing will be available on acceptable terms, if at all and that such terms will not be dilutive to our existing stockholders. Our inability to secure necessary funding would have a material adverse affect on our financial condition and results of operations.*

Impact of Year 2000

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

Risk Factors

   We Can Make No Assurances that We Will Be Profitable in Any Future Period.
We have incurred significant net losses since our inception. At March 31, 2000, we had an accumulated deficit of approximately $28.6 million. Although we achieved a net operating profit in the three months ended September 30, 1999 and the three months ended March 31, 1995, 1996 and 1997, June 30, 1996, September 30, 1996 and 1997, and December 31, 1996 and 1997, we cannot assure you that we will have operating profits in any future period.

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

   .  The ability to control costs;

   .  Technological changes in our markets;

   .  Changes in our strategy;

   .  Personnel changes; and

   .  General economic factors.

   We are in the process of transitioning to the Electronic Statement Presentment ("ESP") and EBPP application business. During this process we plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new partnerships, expand our two East Coast facilities, and expand into Europe and Asia. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.*

   In addition, because our expense levels are relatively fixed in the near term and based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.*

   We May Have Difficulties in Retaining the Proper Resources to Address Our Current Contract Obligations that Extend as Far as 2006. During our transition out of CheckVision and our other mature software application frameworks, we may incur transition expenses over the next few quarters such as retention bonuses, severance payments and moving expenses.* In addition, the company expects to incur a short-term decline in total revenues over the next few quarters.* Since the majority of our sales of CheckVision and our other mature software application frameworks are to customers in the financial services industry, this transition could result in ill will towards the company and, as a result, hinder our ability to penetrate the financial services industry with sales of our new ESP and EBPP products.* This transition could also result in litigation. If we are unable to retain the proper resources, or if we are hindered in our ability to penetrate the financial services industry, or if we incur litigation resulting from this transition, our business, operating results and financial condition could be significantly harmed.*

   The Business-To-Business Electronic Presentment Industry Is Very Competitive, and We Face Intense Competition from Many Participants in this Industry. The markets for electronic commerce software ESP and EBPP are becoming progressively competitive. While Alysis believes that our product offering is unique and our technology superior, there can be no assurance that new competitors will not emerge and/or current competitors will match our technology in the near to medium term.* There are a number of companies from various industries vying for market share in the ESP and EBPP markets. Some companies have more established alliances, marketing and sales departments and greater financial resources. While we intend to maintain our current advantages and seek out new ways to minimize our weaknesses, through acquisition or other means, there can be no assurances that this will be achieved.*

   We Derive a Significant Portion of Our Revenue from the Financial Services Industry and for Us to Be Successful We Will Need to Penetrate Additional Industries Such as Telecommunications and Utilities. Currently, a substantial majority of our total revenue results from services and licenses provided to large banks and other financial institutions. Our future operating results will depend in part on our ability to penetrate additional industries such as telecommunications and utilities. While we may devote substantial resources to penetrate these and other markets, we cannot assure you that the revenues we generate from this effort, if any, will exceed the cost of such efforts.* To successfully expand our product offerings to industries other than the financial services industry, we must continue to enhance our ESP and EBPP products and to expand our sales and marketing departments. We cannot assure you that we will be able to create or modify our software products effectively, that they will achieve market acceptance, or that we will be able to expand our sales and marketing departments.* If we are unable to penetrate new industries, our future financial condition will depend upon our ability to further penetrate the financial services industry. The current focus of the banking industry on mergers may impede our ability to further penetrate this industry.* If we are unable to adapt our software and product solutions or our sales and marketing efforts to meet the needs of new industries, or if we are not able to further penetrate the financial services industry, our business, operating results and financial condition could continue to be significantly harmed.*

   Our Business Could Be Affected by Software Defects and Product Liability Claims. Software products as complex as ours may contain errors that may be detected at any point in a product's life cycle. We have in the past discovered software errors in certain of our software application solutions and have experienced delays in shipment of application frameworks during the period required to correct these errors. We can make no assurances that, despite testing by us as well as by current and potential customers, errors will not be found, resulting in:*

   .  Loss of, or delay in, market acceptance;

   .  Diversion of development resources;

   .  Injury to our reputation; or

   . Increased service and warranty costs, any of which could significantly harm our business, operating results and financial condition.

   Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Our software application solutions are generally used to manage data that is critical to an organization, and as a result, our sale and support of our application frameworks may entail the risk of significant product liability claims. A liability claim brought against us could significantly harm our business, operating results and financial condition.*

   Our Success Depends on Our Ability to Expand Our Distribution Channels and Successfully Manage the Risks Associated with Such Expansion. To date, we have sold our ESP, EBPP and software application solutions primarily through our direct sales force. We will need to successfully recruit, retain and train sufficient direct sales personnel and establish other distribution channels and partnerships to achieve significant revenue growth in the future.* We continue to seek ways to augment our direct sales force by establishing indirect distribution channels, including relationships with OEMs, resellers, bill consolidators, application service providers and service bureaus. Our distribution channels and alliances have to-date produced substantially less revenue than we originally expected. We can make no assurances that we will successfully increase our revenue through channels and alliances. We can make no assurances that we will successfully expand our direct sales force or that any such expansion will result in any substantial increase in our revenues. Our failure to expand our direct sales force or other distribution channels could continue to significantly harm our business, operating results and financial condition.*

   We Expect Our Transition to the ESP and EBPP Application Market Will Continue to Strain Our Management, Operational and Technical Resources. We are in the process of transitioning from an application services focus to a product-centric focus in the ESP and EBPP market. Our transition has placed significant demands on our management, operational and technical resources. We expect this transition to continue to challenge our sales, marketing, technical and support personnel and senior management. Our future performance will depend in part on our ability to adapt our operational systems to respond to changes in our business. Our transition entails a number of risks, including continued potential declines in revenue and the need to develop the appropriate sales and marketing capabilities and software development estimation, production, delivery and distribution infrastructure. We can make no assurances that we will be successful in creating the necessary capabilities and infrastructure at all. Our failure to manage the transition successfully has had and could continue to significantly harm our business, operating results and financial condition.*

   Our Senior Management and Other Key Personnel Are Critical to Our Business and Those Managers and Personnel May Not Remain with Us in the Future. We must retain the continued service of our senior management as well as sales and product development personnel if we are to provide improved future performance. We do not have and do not intend to obtain key person life insurance on our personnel. The loss of one or more of our key personnel could significantly harm our business, operating results and financial condition.* We are also actively seeking key technical personnel. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled management, marketing, sales and product development personnel.* Competition for such personnel is intense, and we can make no assurances that we can retain our key employees or that we will successfully attract, assimilate and retain such personnel in the future. Our failure to attract, assimilate and retain key personnel could significantly harm our business, operating results and financial condition.*

   Our Efforts to Protect Our Intellectual Property May Not Protect Us Against Misuse and Others May Claim that Our Products Infringe. Our success depends in significant part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. We have a recently issued patent for a System for Data Extraction from a Print Data Stream and U.S. and international patents pending for Data Parsing System for Use in Electronic Commerce. In addition, we have four other patents. While our current products are not dependent on these four patents, we may utilize these patents in future software products.

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

   We believe that substantially all of the software we license is available from vendors other than our current vendors. We also believe that we could develop such software internally.* However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until we could develop, identify, license and integrate equivalent software.* Such delays could significantly harm our business, operating results and financial condition.*

   We are not aware that any of our products infringe on the proprietary rights of third parties. We cannot assure you, however, that third parties will not challenge our patents or claim infringement by us with respect to our current or future products. We expect that software product developers will increasingly be subject to such claims as the number of software products and competitors in our industry segment grows and the functionality of software products in the industry segment overlaps.* Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse affect on our business, operating results and financial condition.* Such claims might require us to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could significantly harm our business, operating results and financial condition.*

   We Depend on the Introduction of New Versions of the Company's WorkOut products and on Enhancing the Functionality and Services Offered by the Company. If we are unable to develop new software products or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our business would be seriously harmed.* The life cycles of our products are difficult to predict because the market for our products is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete and unmarketable.*

   To be successful, our products and services must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance.

   In developing new products and services, we may:*

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

   If We Fail to Release Our Products in a Timely Manner, or if Our Products Do Not Achieve Market Acceptance, Our Business Would Be Seriously Harmed. We may fail to introduce or deliver new potential offerings on a timely basis or at all. If new releases or potential new products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction.* Customers may delay purchases of WorkOut in anticipation of future releases. If customers defer material orders of WorkOut in anticipation of new releases or new product introductions, our business would be seriously harmed.*

   In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls. We have recently experienced a period of rapid expansion in our East Coast locations and this has placed a significant strain upon our management systems and resources. If we are unable to manage our growth and expansion, our business will be seriously harmed.* In addition, we have recently hired a large number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our customer base and operations, both domestically and internationally. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force.*

   As We Expand Our International Sales and Marketing Activities, Our Business Will be Susceptible to Numerous Risks Associated With International Operations. To be successful, we believe we must expand our international operations and hire additional international personnel.* Therefore, we expect to commit significant resources to expand our international sales and marketing activities.* If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

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

   Our business would be seriously harmed if:*

   . Use of the Internet and other online services does not continue to increase or increases more slowly than expected;

   . The technology underlying the Internet and other online services does not effectively support any expansion that may occur;

   . The Internet and other online services do not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for our products and services; or

   .  There is increased governmental regulation.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits
            --------
            The following exhibits are furnished along with this Form 10-Q Quarterly Report for the three months ended March 31, 2000:

            27.1   Financial Data Schedule (electronic filing only).

        b.  Reports on Form 8-K
            -------------------
            No reports on Form 8-K were filed during the three months ended March 31, 2000.

                           ALYSIS TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALYSIS TECHNOLOGIES, INC.

Date: May 15, 2000                 /s/ David r. bankhead
                                   -------------------------------------
                                   David R. Bankhead
                                   Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)