Form 10-Q
period 2000-06-30
ALYSIS TECHNOLOGIES INC
filed 2000-08-14
CIK 1013033

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  TO  .

                         Commission File No. 000-21539

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

   The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 13,411,116 as of August 9, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ALYSIS TECHNOLOGIES, INC.

                              REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at June 30, 2000 and
          December 31, 1999..............................................    1

         Condensed Consolidated Statements of Operations for the three
          months and six months ended June 30, 2000 and 1999.............    2

         Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999............................    3

         Notes to Condensed Consolidated Financial Statements............    4

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    6

                           PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders.............   18

 Item 6. Exhibits and Reports on Form 8-K................................   18

 Signatures...............................................................  19

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           ALYSIS TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                         June 30,  December 31,
                                                           2000        1999
                                                         --------  ------------
Assets
Current assets:
  Cash and cash equivalents............................. $  2,316    $  9,159
  Receivables, including unbilled receivables of $798 at
   June 30, 2000 and $548 at December 31, 1999, less
   allowance for doubtful accounts of $396 at June 30,
   2000 and $126 at December 31, 1999...................    1,725       1,807
  Other current assets..................................      270         494
                                                         --------    --------
      Total current assets..............................    4,311      11,460
Property and equipment, net.............................      852         770
Other assets............................................       58          34
Intangible assets.......................................    1,912       2,337
                                                         --------    --------
                                                         $  7,133    $ 14,601
                                                         ========    ========

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable...................................... $    488    $    547
  Accrued compensation and related liabilities..........    1,303       2,483
  Deferred revenues.....................................    2,833       1,973
  Other accrued liabilities.............................      794         584
                                                         --------    --------
      Total current liabilities.........................    5,418       5,587

Stockholders' equity:
  Preferred shares, Series B, $.001 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares--400 at June 30, 2000
     and December 31, 1999..............................    3,814       3,814
  Common stock, $0.01 par value:
    Authorized shares--35,000,000
    Issued shares--11,005,595, outstanding shares--
     10,981,595 at June 30, 2000 Issued shares--
     10,643,792, outstanding shares--10,619,792 at
     December 31, 1999..................................      110         106
  Class B common stock, $0.01 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares--2,417,112 at June 30,
     2000 and December 31, 1999.........................       25          25
  Additional paid-in capital............................   30,328      30,067
  Treasury stock at cost (24,000 shares)................      (39)        (39)
  Accumulated deficit...................................  (32,403)    (24,632)
  Deferred stock compensation...........................     (124)       (327)
  Foreign currency translation adjustment...............        4         --
                                                         --------    --------
      Total stockholders' equity........................    1,715       9,014
                                                         --------    --------
                                                         $  7,133    $ 14,601
                                                         ========    ========

   Note: The December 31, 1999 balance sheet amounts were derived from the December 31, 1999 audited financial statements.

                            See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                               Three Months      Six Months
                                              Ended June 30,   Ended June 30,
                                              ---------------  ----------------
                                               2000     1999    2000     1999
                                              -------  ------  -------  -------
Revenues
  License...................................  $   895  $1,540  $ 1,831  $ 1,930
  Service...................................      435   2,101    1,227    3,766
  Maintenance...............................    1,032   1,190    2,076    2,579
                                              -------  ------  -------  -------
    Total revenues..........................    2,362   4,831    5,134    8,275

Cost of revenues:
  License...................................        3      14       23       31
  Service...................................      328   1,034      648    2,319
  Maintenance...............................      458     547      962    1,244
                                              -------  ------  -------  -------
    Total cost of revenues..................      789   1,595    1,633    3,594

Operating expenses:
  Sales and marketing.......................    1,538   1,088    3,131    2,417
  General and administrative................    2,617   2,044    5,918    3,862
  Product development.......................    1,169     330    2,214      534
                                              -------  ------  -------  -------
    Total operating expenses................    5,324   3,462   11,263    6,813
                                              -------  ------  -------  -------

Loss from operations........................   (3,751)   (226)  (7,762)  (2,132)

Other income:
  Interest income...........................       48      43      142      115
  Other income..............................        4     --         4      --
                                              -------  ------  -------  -------

Loss before income taxes....................   (3,699)   (183)  (7,616)  (2,017)
  Provision for income taxes................      (17)    --       (17)     --
                                              -------  ------  -------  -------
Net loss....................................   (3,716)   (183)  (7,633)  (2,017)

Preferred stock dividends...................       69     --       138      --
                                              -------  ------  -------  -------
Net loss applicable to common stockholders..  $(3,785) $ (183) $(7,771) $(2,017)
                                              =======  ======  =======  =======

Basic and diluted net loss per share
 applicable to common stockholders..........  $  (.28) $ (.02) $  (.59) $  (.17)
                                              =======  ======  =======  =======

Shares used in computing basic and diluted
 net loss per share applicable to common
 stockholders...............................   13,364  12,187   13,258   12,187
                                              =======  ======  =======  =======

                             See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Six Months
                                                              Ended June 30
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
Operating activities
Net loss.................................................... $(7,633) $(2,017)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
  Depreciation and amortization.............................     651      182
  Amortization of deferred stock compensation...............     (16)     238
  Gain on sale of equipment.................................      (4)     --
  Net changes in operating assets and liabilities:
    Receivables.............................................      82   (2,583)
    Other net current assets................................     224       48
    Other assets............................................     (24)     --
    Accounts payable........................................     (59)     (92)
    Accrued compensation and related liabilities............  (1,180)      76
    Deferred revenues.......................................     860    4,891
    Other accrued liabilities...............................      72       96
                                                             -------  -------
Net cash (used in) provided by operating activities.........  (7,027)     839
Investing activities
Purchases of property and equipment.........................    (327)     (94)
Net proceeds from the sale of property and equipment........      23      --
                                                             -------  -------
Net cash used in investing activities.......................    (304)     (94)
Financing activities
Net proceeds from exercise of stock options.................     382      212
Net proceeds from employee stock purchase plan..............     102      101
                                                             -------  -------
Net cash provided by financing activities...................     484      313
                                                             -------  -------
Effect of exchange rate changes on cash.....................       4      --
Net (decrease) increase in cash and cash equivalents........  (6,843)   1,058
Cash and cash equivalents at beginning of period............   9,159    7,582
                                                             -------  -------
Cash and cash equivalents at end of period.................. $ 2,316  $ 8,640
                                                             =======  =======
Supplemental cash flow information:
Deferred stock compensation adjustment related to variable
 stock options.............................................. $   219  $   --
                                                             =======  =======

                             See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Our Company and Basis of Presentation

   Alysis Technologies, Inc. (previously known as IA Corporation I) was incorporated on July 20, 1992. We develop, market, implement and support large-scale application software solutions to financial services organizations primarily in North America. Certain reclassifications have been made to the prior periods financial statements in order to conform to the current periods presentation.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future period.

   These financial statements and notes should be read in conjunction with Alysis Technologies, Inc.'s audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

2. Basic and Diluted Net Loss Per Share

   Our net loss per share applicable to common shareholders has been calculated in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. Basic net loss per share applicable to common shareholders has been computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share applicable to common shareholders has been computed using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted net loss per share applicable to common shareholders.

                            Three Months  Three Months Six Months   Six Months
                               Ended         Ended       Ended        Ended
                              6/30/00       6/30/99     6/30/00      6/30/99
                            ------------  ------------ ----------   ----------
                                 (in thousands, except per share data)
Net loss applicable to
 common stockholders......    $(3,785)       $ (183)    $(7,771)     $(2,017)
Weighted average common
 shares outstanding.......     13,364        12,187      13,258       12,187
Effect of dilutive
 securities(a)............           (a)           (a)         (a)          (a)
                              -------        ------     -------      -------
Shares used in computing
 diluted net loss per
 share....................     13,364        12,187      13,258       12,187
                              =======        ======     =======      =======
Basic net loss per share
 applicable to common
 stockholders.............    $  (.28)       $ (.02)    $  (.59)     $  (.17)
                              =======        ======     =======      =======
Diluted net loss per share
 applicable to common
 stockholders.............    $  (.28)       $ (.02)    $  (.59)     $  (.17)
                              =======        ======     =======      =======

--------
(a) The effect of outstanding stock options and other common stock equivalents is excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

                           ALYSIS TECHNOLOGIES, INC.

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

   Revenues from contracts for software licenses that don't require significant customization are recognized upon delivery and installation of the software if there is persuasive evidence of an arrangement, collection of the related receivable is probable, the fee is fixed or determinable and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple-element arrangements. Software maintenance revenues are recognized ratably over the term of the support contract, which is generally one year. Other service revenue is recognized as services are performed.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. If a change in its revenue recognition policy resulting from SAB 101 proves necessary, it will be reported as a change in accounting principle in the quarter ending December 31, 2000.

4. Comprehensive Loss

   The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

                                              Three Months      Six Months
                                                  Ended            Ended
                                             ---------------- ----------------
                                             6/30/00  6/30/99 6/30/00  6/30/99
                                             -------  ------- -------  -------
Net loss.................................... $(3,716)  $(183) $(7,633) $(2,017)
Foreign currency translation losses.........      (4)    --        (4)     --
                                             -------   -----  -------  -------
Comprehensive loss.......................... $(3,720)  $(183) $(7,637) $(2,017)
                                             =======   =====  =======  =======

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

   In August 1998, with the hiring of a new Chief Executive Officer, we decided to aggressively pursue a new product strategy of Internet presentment of legacy data primarily based on a successful installation of an intranet based statement delivery system at Merrill Lynch. This installation, which was completed in early 1998, was the precursor to the CyberStatement application framework. In order to further penetrate the e-presentment marketplace, Alysis acquired At Work, a New York based provider of Electronic Bill Presentment and Payment ("EBPP") software and early pioneer in XML technology. As a result, our CyberStatement(TM) product was replaced by At Work's WorkOut product, and renamed WorkOut(R). In 2000, management believes we will derive an increasing amount of revenue from the WorkOut product, however, there can be no assurance that we will be successful in our efforts.*

   Through June 30, 2000, revenues primarily consisted of large application development contracts and were derived from three application frameworks, CheckVision, RemitVision, and WorkOut. Our total revenues declined 51.1% from $4.8 million for the three months ended June 30, 1999 to $2.4 million for the three months ended June 30, 2000. Also, for the three months ended June 30, 2000, we recorded a net loss of $3.7 million as compared to a net loss of $183,000 for the three months ended June 30, 1999. These results are due to our continued building of infrastructure and pipeline necessary to position WorkOut in the e-presentment marketplace. Also, management has re-deployed the majority of its product development and engineering resources to focus solely on the WorkOut product. However, we continue to support agreements with existing customers of our CheckVision product line. It is also management's intention to pursue strategic options in 2000 regarding the remaining CheckVision application framework product line.

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

   We adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4") as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supercede Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1"). The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on our financial results.

   In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material impact on our financial results.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. If a change in its revenue recognition policy, resulting from SAB 101 proves necessary, it will be reported as a change in accounting principle in the quarter ending December 31, 2000.

   As of June 30, 2000, we had an accumulated deficit of approximately $32.4 million, including a net loss of $3.7 million for the three months ended June 30, 2000. We expect to incur operating losses in the foreseeable future as we continue to invest in further development of the WorkOut product and to recruit and train personnel for engineering, sales, marketing and professional services for the WorkOut product.*

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2000 and 1999

 Revenues

   License. License revenue for the three months ended June 30, 2000 has been primarily derived from the sale of licenses of CheckVision. License revenue decreased 42% to $895,000 from $1.5 million for the three months ended June 30, 2000 and 1999, respectively. This decrease in license revenue primarily resulted from decreased licenses and royalties recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999, and decreased recognition of revenue from significant CheckVision customers. This decrease reflects our not actively pursuing new CheckVision customers as we have redirected our resources to support our newest product, WorkOut. Management believes that an increasing amount of future license revenue will be derived from the WorkOut product.*

   Service. Service revenue is comprised primarily of fees from software application development contracts, and to a lesser extent, fees from installation services and training for our CheckVision and WorkOut software application solutions. Service revenue decreased 79% to $435,000 from $2.1 million for the three months ended June 30, 2000 and 1999, respectively. The decrease is primarily due to the company not actively pursuing new CheckVision customers as we have redirected our resources to support our newest product, WorkOut. Management believes that an increasing amount of future service revenue will be derived from installation services performed for the WorkOut product.*

   Maintenance. Maintenance revenue is generated by software support contracts to customers who have entered into license agreements for the use of our software application solutions. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue decreased 13% to $1.0 million from $1.2 million for the three months ended June 30, 2000 and 1999, respectively. Maintenance revenue decreased due to a smaller number of maintenance customers.

Cost of Revenues

   License. Cost of license revenue decreased to $3,000 from $14,000 for the three months ended June 30, 2000 and 1999, respectively, representing 0.3% and 0.9% of license revenues for the three months ended June 30, 2000 and 1999, respectively. The cost of license revenue as a percentage of license revenue is small because there are no associated costs of license with the license and royalty revenues realized on the amendment of the Global Strategic Alliance Agreement. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners and customers that fund or partially fund the ongoing development of our WorkOut product.*

   Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, and training and development services. Cost of service revenue decreased 68% to $328,000 for the three months ended June 30, 2000 as compared to $1.0 million for the three months ended June 30, 1999, representing 75% and 49% of service revenues for the three months ended June 30, 2000 and 1999, respectively. Cost of service revenue decreased in absolute dollars due primarily to a reduction in engineers and a decline in the number of contracts to serve as we have redirected our resources to support WorkOut. The increased cost of service revenue as a percentage of service revenue is primarily due to certain contracts having costs associated with deferred revenues as required by revenue recognition guidelines.

   Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue decreased 16% to $458,000 for the three months ended June 30, 2000, from $547,000 for the three months ended June 30, 1999, representing 44% and 46% of maintenance revenue for the three months ended June 30, 2000 and 1999, respectively. The decrease in maintenance costs is primarily due to reduced headcount and improved productivity in delivering maintenance.

Operating expenses

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, cost of running field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expenses increased 41% to $1.5 million from $1.1 million for the three months ended June 30, 2000 and 1999, respectively, representing 65% and 23% of total revenue for the three months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses increased primarily due to a increase in the sales and marketing personnel related to the WorkOut product.

   General and administrative. General and administrative expenses were $2.6 million and $2.0 million for the three months ended June 30, 2000 and 1999, respectively, representing 111% and 42% of total revenue for the three months ended June 30, 2000 and 1999, respectively. General and administrative expenses increased in absolute dollars primarily due to increased retention bonuses and amortization of purchased technology acquired during the acquisition of At Work Corporation in September 1999.

   Product development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expenses increased 254% to $1.2 million for the three months ended June 30, 2000, from $330,000 for the three months ended June 30, 1999, representing 49% and 7% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in product development expenses for the three months ended June 30, 2000 is primarily due to the increase in costs incurred for the ongoing development of our WorkOut product. In 2000, management expects to incur increased costs in the ongoing development of our WorkOut product.

   Interest Income. Interest income represents interest earned by the Company on its cash and cash equivalents. Interest income increased to $48,000 from $43,000 for the three months ended June 30, 2000 and 1999 respectively, due to higher average invested cash balances in the three months ended June 30, 2000.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2000 and 1999

 Revenues

   License. License revenue decreased 5% to $1.8 from $1.9 million for the six months ended June 30, 2000 and 1999, respectively. This decrease in license revenue primarily resulted from decreased recognition of revenue from significant CheckVision customers. Management believes that an increasing amount of future license revenue will be derived from the WorkOut product.*

   Service. Service revenue decreased 67% to $1.2 million from $3.8 million for the six months ended June 30, 2000 and 1999, respectively. The decrease is primarily due to the company not actively pursuing new CheckVision customers as we have redirected our resources to support WorkOut. Management believes that an increasing amount of future service revenue will be derived from installation services performed for the WorkOut product.*

   Maintenance. Maintenance revenue decreased 20% to $2.1 million from $2.6 million for the six months ended June 30, 2000 and 1999, respectively. Maintenance revenue decreased due to a smaller number of maintenance customers.

Cost of Revenues

   License. Cost of license revenue decreased to $23,000 from $31,000 for the six months ended June 30, 2000 and 1999, respectively, representing 1.3% and 1.6% of license revenues for the six months ended June 30, 2000 and 1999, respectively. The cost of license revenue as a percentage of license revenue is small because there are no associated costs of license with the license and royalty revenues realized on the amendment of the Global Strategic Alliance Agreement. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners and customers that fund or partially fund the ongoing development of our WorkOut product.*

   Service. Cost of service revenue decreased 72% to $648,000 for the six months ended June 30, 2000 as compared to $2.3 million for the six months ended June 30, 1999, representing 53% and 62% of service revenues for the six months ended June 30, 2000 and 1999, respectively. Cost of service revenue decreased in absolute dollars due primarily to a reduction in engineers and a decline in the number of contracts to serve as we have redirected our resources to support WorkOut.

   Maintenance. Cost of maintenance revenue decreased 23% to $962,000 for the six months ended June 30, 2000, from $1.2 million for the six months ended June 30, 1999, representing 46% and 48% of maintenance revenue for the six months ended June 30, 2000 and 1999, respectively. The decrease in maintenance costs is primarily due to reduced headcount and improved productivity in delivering maintenance.

Operating expenses

   Sales and marketing. Sales and marketing expenses increased 30% to $3.1 million from $2.4 million for the six months ended June 30, 2000 and 1999, respectively, representing 61% and 29% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses increased primarily due to an increase in the sales and marketing personnel related to the WorkOut product.

   General and administrative. General and administrative expenses were $5.9 million and $3.9 million for the six months ended June 30, 2000 and 1999, respectively, representing 115% and 47% of total revenue for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses increased in absolute dollars primarily due to increased retention bonuses, an increase in the allowance for doubtful accounts for certain contracts associated with high collectibility risks, and amortization of purchased technology acquired during the acquisition of At Work Corporation in September 1999.

   Product development. Product development expenses increased 315% to $2.2 million for the six months ended June 30, 2000, from $534,000 for the six months ended June 30, 1999, representing 43% and 6% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in product development expenses for the six months ended June 30, 2000 is primarily due to the increase in costs incurred for the ongoing development of our WorkOut product. In 2000, management expects to incur increased costs in the ongoing development of our WorkOut product.

   Interest Income. Interest income represents interest earned by the Company on its cash and cash equivalents. Interest income increased to $142,000 from $115,000 for the six months ended June 30, 2000 and 1999 respectively, due to higher average invested cash balances in the six months ended June 30, 2000.

Liquidity and Capital Resources

   Operating activities for the six months ended June 30, 2000 used $7.0 million of cash. For the six months ended June 30, 1999, operating activities provided $839,000 of cash. The net cash used by the operating activities of the Company for the six months ended June 30, 2000 was primarily the result of a decrease in accrued compensation and related liabilities and the increase in net loss applicable to common stockholders.

   Our investing activities for the six months ended June 30, 2000 and June 30, 1999, used $304,000 and $94,000 of cash, respectively. Our investing activities for the three months ended June 30, 2000, consisted of capital expenditures for computer equipment and office furniture to support our product development needs for WorkOut. We currently have no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for our facilities.

   Cash provided by financing activities was $484,000 and $313,000 for the six months ended June 30, 2000 and 1999, respectively. The cash generated during the six months ended June 30, 2000, was the result of net proceeds from the exercise of stock options and employee stock purchases under our employee stock purchase plan.

   As of June 30, 2000, we had $2.3 million in cash and cash equivalents and $1.1 million in negative working capital. We do not believe that our existing cash and cash equivalents, together with expected cash flows from operations will be sufficient to fund our operations through the end of the third quarter of this year.* Accordingly, we will be required to raise additional capital through debt or equity financings or other arrangements to fund operations, including the continued building of infrastructure and pipeline with respect to WorkOut. There can be no assurance that such financings will be available on acceptable terms, if at all and that such terms will not be dilutive to our existing stockholders. Our inability to secure necessary funding would have a material adverse effect on our financial condition and results of operations.*

   This "Risk Factors" section contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Risk Factors" section and in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

RISK FACTORS

   We Can Make No Assurances that We Will Be Profitable in Any Future
Period. We have incurred significant net losses since our inception. At June 30, 2000, we had an accumulated deficit of approximately $32.4 million. Although we achieved a net operating profit in the three months ended September 30, 1999 and the three months ended March 31, 1995, 1996 and 1997, June 30, 1996, September 30, 1996 and 1997, and December 31, 1996 and 1997, we cannot assure you that we will have operating profits in any future period.

   We Must Raise Additional Capital in Order to Continue Operations. This Capital May Not Be Available on Acceptable Terms, if at All. We do not believe that our existing cash and cash equivalents, together with expected cash flows from operations, will be sufficient to fund our operations for through the end of the third quarter of this year.* Accordingly, we will be required to raise additional capital through debt or equity financings or other arrangements to fund our operations, including the continued building of infrastructure and pipeline with respect to WorkOut. There can be no assurance that such financings will be available on acceptable terms, if at all and that such terms will not be dilutive to our existing stockholders. Our inability to secure necessary funding would have a material adverse effect on our financial condition and results of operations.*

   Our Quarterly Operating Results Will Fluctuate because of Many Factors. Our quarterly operating results have varied in the past, and we expect our quarterly operating results to vary significantly in the future.* Our revenues and operating results are difficult to forecast and could be significantly affected by many factors, some of which are outside our control, including, among others:

  .  Demand for the Company's products and services;

  .  The variable size and timing of individual license transactions;

  . The timing of our future revenue which we will recognize under SOP 97-2, SOP 98-4, SOP 98-9, and SAB 101;

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

  .  The ability to control costs;

  .  Technological changes in our markets;

  .  Changes in our strategy;

  .  Personnel changes; and

  .  General economic factors.

   We are in the process of transitioning to the Electronic Statement Presentment ("ESP") and EBPP application business. During this process we plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new partnerships, expand our two East Coast facilities, expand our London sales office, and expand into Europe and Asia. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.*

   In addition, because our expense levels are relatively fixed in the near term and based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.*

   We May Have Difficulties in Retaining the Proper Resources to Address Our Current Contract Obligations that Extend as Far as 2006. During our transition out of CheckVision and our other mature software application frameworks, we may incur transition expenses over the next few quarters such as retention bonuses, severance payments and moving expenses.* In addition, the company expects to incur a short-term decline in total revenues over the next few quarters.* Since the majority of our sales of CheckVision and our other mature software application frameworks are to customers in the financial services industry, this transition could result in ill will towards the company and, as a result, hinder our ability to penetrate the financial services industry with sales of our new ESP and EBPP products.* This transition could also result in litigation. If we are unable to retain the proper resources, or if we are hindered in our ability to penetrate the financial services industry, or if we incur litigation resulting from this transition, our business, operating results and financial condition could be significantly harmed.*

   The Business-To-Business Electronic Presentment Industry Is Very Competitive, and We Face Intense Competition from Many Participants in this Industry. The markets for electronic commerce software ESP and EBPP are becoming progressively competitive. While Alysis believes that our product offering is unique and our technology superior, there can be no assurance that new competitors will not emerge and/or current competitors will match our technology in the near to medium term.* There are a number of companies from various industries vying for market share in the ESP and EBPP markets. Some companies have more established alliances, marketing and sales departments and greater financial resources. While we intend to maintain our current advantages and seek out new ways to minimize our weaknesses, through acquisition or other means, there can be no assurances that this will be achieved.*

   We Derive a Significant Portion of Our Revenue from the Financial Services Industry and for Us to Be Successful We Will Need to Penetrate Additional Industries Such as Telecommunications and Utilities. Currently, a substantial majority of our total revenue results from services and licenses provided to large banks and other financial institutions. Our future operating results will depend in part on our ability to penetrate additional industries such as telecommunications and utilities. While we may devote substantial resources to penetrate these and other markets, we cannot assure you that the revenues we generate from this effort, if any, will exceed the cost of such efforts.* To successfully expand our product offerings to industries other than the financial services industry, we must continue to enhance our ESP and EBPP products and to expand our sales and marketing departments. We cannot assure you that we will be able to create or modify our software products effectively, that they will achieve market acceptance, or that we will be able to expand our sales and marketing departments.* If we are unable to penetrate new industries, our future financial condition will depend upon our ability to further penetrate the financial services industry. The current focus of the banking industry on mergers may impede our ability to further penetrate this industry.* If we are unable to adapt our software and product solutions or our sales and marketing efforts to meet the needs of new industries, or if we are not able to further penetrate the financial services industry, our business, operating results and financial condition could continue to be significantly harmed.*

   Our Business Could Be Affected by Software Defects and Product Liability Claims. Software products as complex as ours may contain errors that may be detected at any point in a product's life cycle. We have in the past discovered software errors in certain of our software application solutions and have experienced delays in shipment of application frameworks during the period required to correct these errors. We can make no assurances that, despite testing by us as well as by current and potential customers, errors will not be found, resulting in:*

  .  Loss of, or delay in, market acceptance;

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 14, 2000, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) election of the Board of Directors; (2) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

   Proposal 1. Election of Directors

   Director                                                      For    Withheld
   --------                                                   --------- --------
   Kevin D. Moran............................................ 9,698,410  24,660
   Stewart K. P. Gross....................................... 9,698,860  24,210
   Randy Katz................................................ 9,698,510  24,560
   Henry Kressel............................................. 9,698,560  24,510
   Timothy F. McCarthy....................................... 9,656,390  66,680
   John Oltman............................................... 9,698,860  24,210
   John J. Cook.............................................. 9,693,465  29,605

   Proposal 2. Ratification of Appointment of Independent Auditors.

          For                           Against                                             Abstain
          ---                           -------                                             -------
       9,715,185                         6,100                                               1,785

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

   The following exhibits are furnished along with this Form 10-Q Quarterly Report for the three months ended June 30, 2000:

   27.1 Financial Data Schedule (electronic filing only).

   b. Reports on Form 8-K

   No reports on Form 8-K were filed during the three months ended June 30, 2000.

                           ALYSIS TECHNOLOGIES, INC.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALYSIS TECHNOLOGIES, INC.

                                                 /s/ David R. Bankhead
Date: August 14, 2000                     By___________________________________
                                                     David R. Bankhead
                                            Vice President and Chief Financial
                                             Officer (Principal Financial and
                                                    Accounting Officer)