Form 10-Q
period 2000-09-30
ALYSIS TECHNOLOGIES INC
filed 2000-11-14
CIK 1013033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO    .

                          Commission File No. 00021539

                           ALYSIS TECHNOLOGIES, INC.
             (Exact name or Registrant as specified in its charter)

              Delaware                               94-3161772
   (State or other jurisdiction of        (I.R.S. Employer Identification
   incorporation or organization)                     Number)


                         1900 Powell Street, Suite 500
                          Emeryville, California 94608
                    (Address of principal executive offices)

                                 (510) 450-7000
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes   [_] No

The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 13,571,722 as of November 9, 2000.

                           ALYSIS TECHNOLOGIES, INC.

                              REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets at September 30, 2000 and
          December 31, 1999...............................................    2
         Condensed Consolidated Statements of Operations for the three
          months and nine months ended September 30, 2000 and 1999........    3
         Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and 1999........................    4
         Notes to Condensed Consolidated Financial Statements.............    5
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................    7

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.................................   19
         Signatures.......................................................   20

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           ALYSIS TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                     September 30, December 31,
                                                         2000          1999
                                                    -------------- ------------
Assets
Current assets:
  Cash and cash equivalents........................    $  2,449      $  9,159
  Restricted cash..................................         500           --
  Receivables, including unbilled receivables of
   $219 at September 30, 2000 and $548 at December
   31, 1999, less allowance for doubtful accounts
   of $300 at September 30, 2000 and $126 at
   December 31, 1999...............................       1,006         1,807
  Other current assets.............................         289           494
                                                       --------      --------
    Total current assets...........................       4,244        11,460
Property and equipment, net........................         649           770
Other assets.......................................          67            34
Intangible assets..................................       1,700         2,337
                                                       --------      --------
                                                       $  6,660      $ 14,601
                                                       ========      ========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.................................    $    607      $    547
  Accrued compensation and related liabilities.....       1,054         2,483
  Deferred revenues................................         592         1,973
  Other accrued liabilities........................         679           584
                                                       --------      --------
    Total current liabilities......................       2,932         5,587
Stockholders' equity:
Preferred shares, Series B, $.001 par value:
  Authorized shares--5,000,000
  Issued and outstanding shares--400 at September
   30, 2000 and
   December 31, 1999...............................       3,814         3,814
Common stock, $0.01 par value:
  Authorized shares--35,000,000
  Issued shares--11,130,414, outstanding shares--
   11,106,414 at
   September 30, 2000 Issued shares--10,643,792,
   outstanding shares--10,619,792 at December 31,
   1999............................................         110           106
Class B common stock, $0.01 par value:
  Authorized shares--5,000,000
  Issued and outstanding shares--2,417,112 at
   September 30, 2000 and
   December 31, 1999...............................          25            25
Additional paid-in capital.........................      31,445        30,067
Treasury stock at cost (24,000 shares).............         (39)          (39)
Accumulated deficit................................     (31,530)      (24,632)
Deferred stock compensation........................         (97)         (327)
Foreign currency translation adjustment............         --            --
                                                       --------      --------
    Total stockholders' equity.....................       3,728         9,014
                                                       --------      --------
                                                       $  6,660      $ 14,601
                                                       ========      ========

--------
Note: The December 31, 1999 balance sheet amounts were derived from the December 31, 1999 audited financial statements.

                             See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                               Three Months     Nine Months
                                                  Ended            Ended
                                              September 30,    September 30,
                                              --------------- -----------------
                                               2000     1999    2000     1999
                                              -------  ------ --------  -------
Revenues:
  License...................................  $   603  $3,839 $  2,434  $ 5,769
  Service...................................      696   1,759    1,923    5,525
  Maintenance...............................      814   1,230    2,890    3,810
                                              -------  ------ --------  -------
    Total revenues..........................    2,113   6,828    7,247   15,104
Cost of revenues:
  License...................................      --       16       23       47
  Service...................................      134     919      782    3,238
  Maintenance...............................      278     466    1,240    1,710
                                              -------  ------ --------  -------
    Total cost of revenues..................      412   1,401    2,045    4,995
                                              -------  ------ --------  -------
Operating expenses:
  Sales and marketing.......................    1,277     880    4,408    3,297
  General and administrative................    2,421   1,982    8,356    5,845
  Product development.......................      843     536    3,057    1,070
                                              -------  ------ --------  -------
    Total operating expenses................    4,541   3,398   15,821   10,212
                                              -------  ------ --------  -------
Income (loss) from operations...............   (2,840)  2,029  (10,619)    (103)
Other income:
  Interest income...........................       23     109      165      224
  Other income..............................      --      --         4      --
  Gain on sale of product line..............    3,762     --     3,762      --
                                              -------  ------ --------  -------
Net income (loss)...........................      945   2,138   (6,688)     121
Preferred stock dividends...................       69      47      210       47
                                              -------  ------ --------  -------
Net income (loss) applicable to common
 stockholders...............................  $   876  $2,091 $ (6,898) $    74
                                              =======  ====== ========  =======
Basic net income (loss) per share applicable
 to common stockholders.....................  $   .06  $  .17 $   (.52) $   .01
                                              =======  ====== ========  =======
Basic and diluted net loss per share
 applicable to common stockholders..........  $   .05  $  .15 $   (.52) $   .01
                                              =======  ====== ========  =======
Shares used in computing basic net income
 and net loss per share applicable to common
 stockholders...............................   13,487  12,384   13,334   12,134
                                              =======  ====== ========  =======
Shares used in computing diluted net income
 and net loss per share applicable to common
 stockholders...............................   16,530  14,387   13,334   13,042
                                              =======  ====== ========  =======

                             See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                Nine Months
                                                                   Ended
                                                                September 30
                                                                2000     1999
                                                              --------  -------
Operating activities
 Net income (loss)..........................................  $ (6,688) $    74
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................       986      266
  Amortization of deferred stock compensation...............       --       280
  Interest expense on warrants..............................         6      --
  Gain on sale of product line..............................    (3,762)     --
  Gain on sale of equipment.................................        (4)     --
  Changes in operating assets and liabilities(a):
   Receivables, net.........................................       (63)  (1,375)
   Other current assets.....................................       172      (21)
   Other assets.............................................       (27)     --
   Accounts payable.........................................        60       88
   Accrued compensation and related liabilities.............    (1,309)     162
   Deferred revenues........................................       204     (197)
   Other accrued liabilities................................        56      272
                                                              --------  -------
Net cash used in operating activities.......................   (10,369)    (451)
Investing activities
Business combination, net of cash acquired..................       --    (1,768)
Purchases of property and equipment.........................      (350)    (139)
Net proceeds from the sale of property and equipment........        23      --
Net proceeds from the sale of product line..................     3,315      --
                                                              --------  -------
Net cash (used in) provided by investing activities.........     2,988   (2,690)
                                                              --------  -------
Financing activities
Net proceeds from sale of preferred stock...................       --     3,814
Purchases of treasury stock.................................       --       (33)
Net proceeds from exercise of stock options.................       470      250
Net proceeds from employee stock purchase plan..............       201      177
                                                              --------  -------
Net cash provided by financing activities...................       671    4,208
                                                              --------  -------
Effect of exchange rate changes on cash.....................       --       --
Net (decrease) increase in cash and cash equivalents........    (6,710)   1,850
Cash and cash equivalents at beginning of period............     9,159    7,582
                                                              --------  -------
Cash and cash equivalents at end of period..................  $  2,449  $ 9,432
                                                              ========  =======


Supplemental cash flow information:
Deferred stock compensation adjustment related to variable
 stock options..............................................  $    230  $   --
                                                              ========  =======
Warrants issued in conjunction to line of credit agreement..  $     73  $   --
                                                              ========  =======
Common stock issued in business combination.................  $    --   $   750
                                                              ========  =======
Assumed liabilities related to business combination.........  $    --   $   227
                                                              ========  =======

--------
(a) Net effect of sale of assets and liabilities in conjunction with sale of product line.

                             See accompanying notes

                           ALYSIS TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Our Company and Basis of Presentation

   Alysis Technologies, Inc. (previously known as IA Corporation I) was incorporated on July 20, 1992. We are a leading provider of component-based e-billing software that snaps-in to any major e-commerce implementation. Our modular WorkOut(R) products enable companies to solve complex business problems via streamlining billing, segmentation and analysis, payment, and workflow. WorkOut(R) e-billing products are running live on three continents. With offices in San Francisco, New York, and London, Alysis markets its software worldwide via direct sales, partner channels, and key relationships with global leaders such as IBM and Pitney Bowes docSense. Certain reclassifications have been made to the prior period's financial statements in order to conform to the current period's presentation.

   On August 24, 2000, Alysis Technologies, Inc. completed the sale of its CheckVision(R) Business and certain other assets and liabilities to Computer Sciences Corporation, a Nevada corporation. Alysis received a cash purchase price of $3.98 million from CSC in consideration for the Asset Sale. Operating results of that product line are included in the consolidated financial statements through August 24, 2000.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future period.

   These financial statements and notes should be read in conjunction with Alysis Technologies, Inc.'s audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

2.  Basic and Diluted Net income (Loss) Per Share

   Our net income (loss) per share applicable to common stockholders has been calculated in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. Basic net income (loss) per share applicable to common stockholders has been computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share applicable to common stockholders has been computed using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted net income (loss) per share applicable to common stockholders.

                                               Three Months     Nine Months
                                                   Ended           Ended
                                              --------------- ----------------
                                              9/30/00 9/30/99 9/30/00  9/30/99
                                              ------- ------- -------  -------
                                              (in thousands, except per share
                                                           data)
Net income (loss) applicable to common
 stockholders................................ $  876  $2,091  $(6,898) $   74
Weighted average common shares outstanding... 13,487  12,384   13,334  12,134
Effect of dilutive securities (a)............  3,043   2,003      --      908
Shares used in computing diluted net income
 (loss) per share............................ 16,530  14,387   13,334  13,042
Basic net income (loss) per share applicable
 to common stockholders...................... $  .06  $  .17  $  (.52) $  .01
Diluted net income (loss) per share
 applicable to common stockholders........... $  .05  $  .15  $  (.52) $  .01

--------
(a) The effect of outstanding stock options and other common stock equivalents are excluded from the calculation of diluted net loss per share, if their inclusion would be anti-dilutive.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101 and any changes in its revenue recognition policy resulting from SAB 101 is required to be reported as a change in accounting principle in the quarter ending December 31, 2000. The effect of adopting SAB 101 will not have a material affect on the financial statements.

4.  Comprehensive Income (Loss)

   The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                --------------- ----------------
                                                9/30/00 9/30/99 9/30/00  9/30/99
                                                ------- ------- -------  -------
   Net income (loss)...........................  $945   $2,138  $(6,688)  $121
   Foreign currency translation losses.........    (4)     --       --     --
                                                 ----   ------  -------   ----
   Comprehensive income (loss).................  $941   $2,138  $(6,688)  $121
                                                 ====   ======  =======   ====

5. Sale Of CheckVision Product Line

   On August 24, 2000, Alysis Technologies, Inc. completed the sale of its CheckVision(R) Business and certain other assets and liabilities to Computer Sciences corporation ("CSC"), a Nevada corporation. We received a cash purchase price of $3.98 million from CSC in consideration for the Asset Sale. Pursuant to the terms of the Asset Purchase Agreement, $500,000 of the purchase price has been deposited in escrow for a period of twelve months to secure the payment by CSC of any amounts that may become due under the indemnification provisions of the Asset Purchase Agreement. the purchase price was determined through a series of negotiations in an arms length transaction between the Alysis and CSC. We intend to use the proceeds of the Asset Sale to further strengthen its WorkOut(R) product's position in the e-presentment marketplace.

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

   In August 1998, with the hiring of a new Chief Executive Officer, we decided to aggressively pursue a new product strategy of Internet presentment of legacy data primarily based on a successful installation of an intranet based statement delivery system at Merrill Lynch. This installation, which was completed in early 1998, was the precursor to the CyberStatement application framework. In order to further penetrate the e-presentment marketplace, Alysis acquired At Work, a New York based provider of Electronic Bill Presentment and Payment ("EBPP") software and early pioneer in XML technology. As a result, our CyberStatement product was replaced by At Work's WorkOut product. In 2000, management believes we will derive an increasing amount of revenue from the WorkOut product, however, there can be no assurance that we will be successful in our efforts.*

   Through September 30, 2000, revenues primarily consisted of application development contracts and were derived from three application frameworks, CheckVision, RemitVision, and WorkOut. Our total revenues declined 69% from $6.8 million for the three months ended September 30, 1999 to $2.1 million for the three months ended September 30, 2000. Also, for the three months ended September 30, 2000, we recorded net income of $945,000 as compared to net income of $2.1 million for the three months ended September 30, 1999. The 2000 results are due to the $3.8 million gain recognized on the sale of our CheckVision(R) business and certain associated assets and liabilities to Computer Sciences Corporation, a Nevada corporation. This gain was offset by costs for our continued building of infrastructure and pipeline necessary to position WorkOut in the e-presentment marketplace.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101 and any changes in its revenue recognition policy resulting from SAB 101 is required to be reported as a change in accounting principle in the quarter ending December 31, 2000. The effect of adopting SAB 101 will not have a material effect on the financial statements.

   As of September 30, 2000, we had an accumulated deficit of approximately $31.5 million, including net income of $945,000 for the three months ended September 30, 2000. We expect to incur operating losses in the foreseeable future as we continue to invest in further development of the WorkOut product and to recruit and train personnel for engineering, sales, marketing and professional services for the WorkOut product.*

Results of Operations

Comparison of Three Months Ended September 30, 2000 and 1999

Revenues

   License. License revenue for the three months ended September 30, 2000 has been primarily derived from the sale of licenses of WorkOut. License revenue decreased 84% to $603,000 from $3.8 million for the three months ended September 30, 2000 and 1999, respectively. This decrease in license revenue primarily resulted from significantly decreased licenses and royalties recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999 and the decrease of revenue from CheckVision customers. This decrease reflects the sale of the CheckVision business, on August 24, 2000, and the redirection of our resources to support WorkOut. Management believes that an increasing amount of future license revenue will be derived from the WorkOut product.*

   Service. Service revenue is comprised primarily of fees from software application development contracts, and to fees from installation services and training for our WorkOut software solution. Service revenue decreased 60% to $696,000 from $1.8 million for the three months ended September 30, 2000 and 1999, respectively. This decrease reflects our sale of the CheckVision business and the redirection of our resources to support WorkOut. Management believes that an increasing amount of future service revenue will be derived from installation services performed for the WorkOut product. *

   Maintenance. Maintenance revenue is generated by software support contracts to customers who have entered into license agreements for the use of our software application solutions. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue decreased 34% to $814,000 from $1.2 million for the three months ended September 30, 2000 and 1999, respectively. Maintenance revenue decreased due to a smaller number of maintenance customers as many maintenance contracts were included in the sale of the CheckVision business.

Cost of Revenues

   Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing personalization, installation, and training and development services. Cost of service revenue decreased 85% to $134,000 for the three months ended September 30, 2000 as compared to $919,000 for the three months ended September 30, 1999, representing 19% and 52% of service revenues for the three months ended September 30, 2000 and 1999, respectively. Cost of service revenue decreased in absolute dollars due primarily to a reduction in engineers and a decline in the number of contracts to serve as we have directed our resources to support WorkOut. The decreased cost of service revenue as a percentage of service revenue is primarily due to certain contracts having costs captured in periods prior to the recognition of its respective revenue as required by revenue recognition guidelines.

   Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue decreased 40% to $278,000 for the three months ended September 30, 2000, from $466,000 for the three months ended September 30, 1999, representing 34% and 38% of maintenance revenue for the three months ended September 30, 2000 and 1999, respectively. The decrease in maintenance costs is primarily due to reduced headcount and improved productivity in delivering maintenance.

Operating expenses

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, cost of running field offices, travel and related expenses, and promotional and advertisement expenses. Sales and marketing expenses increased 45% to $1.3 million from $880,000 for the three months ended September 30, 2000 and 1999, respectively, representing 60% and 13% of total revenue for the three months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses increased primarily due to an increase in the sales and marketing personnel and increased sales efforts related to the WorkOut product.

   General and administrative. General and administrative expenses were $2.4 million and $2.0 million for the three months ended September 30, 2000 and 1999, respectively. General and administrative expenses increased in absolute dollars primarily due to increased retention bonuses and amortization of purchased technology acquired during the acquisition of At Work Corporation in September 1999.

   Product development. Product development expenses increased 186% to $3.1 million for the nine months ended September 30, 2000, from $1.1 million for the nine months ended September 30, 1999, representing 42% and 7% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in product development expenses for the nine months ended September 30, 2000 is primarily due to the increase in costs incurred for the ongoing development of our WorkOut product. In 2000, management expects to incur increased costs in the ongoing development of our WorkOut product.*

   Interest Income. Interest income represents interest earned by the Company on its cash and cash equivalents. Interest income decreased to $165,000 from $224,000 for the nine months ended September 30, 2000 and 1999 respectively, due to lower average invested cash balances in the nine months ended September 30, 2000.

Results of Operations

Comparison of Nine Months Ended September 30, 2000 and 1999

Revenues

   License. License revenue decreased 58% to $2.4 from $5.8 million for the nine months ended September 30, 2000 and 1999, respectively. This decrease in license revenue primarily resulted from decreased recognition of revenue from CheckVision customers. Management believes that an increasing amount of future license revenue will be derived from the WorkOut product.*

   Service. Service revenue decreased 65% to $1.9 million from $5.5 million for the nine months ended September 30, 2000 and 1999, respectively. This decrease reflects the sale of the CheckVision business and the redirection of our resources to support WorkOut. Management believes that an increasing amount of future service revenue will be derived from installation services performed for the WorkOut product.*

   Maintenance. Maintenance revenue decreased 24% to $2.9 million from $3.8 million for the nine months ended September 30, 2000 and 1999, respectively. Maintenance revenue decreased for the nine months ended September 30, 2000 from the nine months ended September 30, 1999 due to a smaller number of maintenance customers.

Cost of Revenues

   Service. Cost of service revenue decreased 76% to $782,000 for the nine months ended September 30, 2000 as compared to $3.2 million for the nine months ended September 30, 1999, representing 41% and 59% of service revenues for the nine months ended September 30, 2000 and 1999, respectively. Cost of service revenue decreased in absolute dollars due primarily to a reduction in engineers and a decline in the number of contracts to serve as we have redirected our resources to support WorkOut. The decrease cost of service revenue as a percentage of service revenue is primarily due to WorkOut installation services not requiring costly customizations. Customizations were required on many of the CheckVision projects generating revenue in 1999.

   Maintenance. Cost of maintenance revenue decreased 27% to $1.2 million for the nine months ended September 30, 2000, from $1.7 million for the nine months ended September 30, 1999, representing 43% and 45% of maintenance revenue for the nine months ended September 30, 2000 and 1999, respectively. The decrease in maintenance costs is primarily due to reduced headcount and improved productivity in delivering maintenance.

Operating Expenses

   Sales and marketing. Sales and marketing expenses increased 34% to $4.4 million from $3.3 million for the nine months ended September 30, 2000 and 1999, respectively, representing 61% and 22% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses increased primarily due to an increase in the sales and marketing personnel and increased sales efforts related to the WorkOut product.

   General and administrative. General and administrative expenses were $8.4 million and $5.8 million for the nine months ended September 30, 2000 and 1999. General and administrative expenses increased in absolute dollars primarily due to increased retention bonuses, an increase in the allowance for doubtful accounts for certain contracts associated with high collectibility risks, and amortization of purchased technology acquired during the acquisition of At Work Corporation in September 1999.

   Product development. Product development expenses increased 186% to $3.1 million for the nine months ended September 30, 2000, from $1.1 million for the nine months ended September 30, 1999, representing 42% and 7% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in product development expenses for the nine months ended September 30, 2000 is primarily due to the increase in costs incurred for the ongoing development of our WorkOut product. In 2000, management expects to incur increased costs in the ongoing development of our WorkOut product.*

   Interest Income. Interest income represents interest earned by the Company on its cash and cash equivalents. Interest income decreased to $165,000 from $224,000 for the nine months ended September 30, 2000 and 1999 respectively, due to lower average invested cash balances in the nine months ended September 30, 2000.

Liquidity and Capital Resources

   Operating activities for the nine months ended September 30, 2000 used $10.4 million of cash. For the nine months ended September 30, 1999, operating activities used $451,000 of cash. The net cash used by the operating activities of the Company for the nine months ended September 30, 2000 was primarily the result of a decrease in accrued compensation and related liabilities, the gain on sale of product line, and the increase in net loss.

   Our investing activities for the nine months ended September 30, 2000 and September 30, 1999, provided $3.0 million and used $2.7 million of cash, respectively. Our investing activities for the nine months ended September 30, 2000, consisted primarily of the sale of our CheckVision business and certain associated assets and liabilities to Computer Sciences Corporation. We currently have no significant capital spending requirements or purchase commitments other than a non-cancelable operating lease for our facilities.

   Cash provided by financing activities was $671,000 and $4.2 million for the nine months ended September 30, 2000 and 1999, respectively. The cash generated during the nine months ended September 30, 2000, was the result of net proceeds from the exercise of stock options and employee stock purchases under our employee stock purchase plan.

   As of September 30, 2000, we had $2.4 million in cash and cash equivalents and $1.3 million in working capital. We do not believe that our existing cash and cash equivalents, together with expected cash flows from operations, will be sufficient to fund our operations through the end of the fourth quarter of this year.* Accordingly, before December 31, 2000, we must raise additional capital through debt or equity financings or other arrangements to fund operations, including the continued building of infrastructure and pipeline with respect to WorkOut.* We are actively pursuing financing alternatives. However, additional financing may not be available, or, if available, may not be available on acceptable terms or terms that will not be dilutive to our existing stockholders. Our inability to secure necessary funding could seriously affect our ability to continue operations.*

   This "Risk Factors" section contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Risk Factors" section and in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Risk Factors

   We Can Make No Assurances that We Will Be Profitable in Any Future
Period. We have incurred significant net losses since our inception. At September 30, 2000, we had an accumulated deficit of approximately $31.5 million. Although we achieved a net operating profit in the three months ended September 30, 1999 and the three months ended March 31, 1995, 1996 and 1997, September 30, 1996 and 1997, and December 31, 1996 and 1997, we cannot assure you that we will have operating profits in any future period.

   We Must Raise Additional Capital in Order to Continue Operations. This Capital May Not Be Available on Acceptable Terms, if at All. We do not believe that our existing cash and cash equivalents, together with expected cash flows from operations, will be sufficient to fund our operations through the end of the fourth quarter of this year.* Accordingly, we will be required to raise additional capital through debt or equity financings or other arrangements to fund our operations, including the continued building of infrastructure and pipeline with respect to WorkOut. There can be no assurance that such financings will be available on acceptable terms, if at all, and that such terms will not be dilutive to our existing stockholders. Our inability to secure necessary funding could seriously affect our ability to continue operations.

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

  .  The ability to control costs;

  .  Technological changes in our markets;

  .  Changes in our strategy;

  .  Personnel changes; and

  .  General economic factors.

   We are in the process of transitioning to the Electronic Statement Presentment ("ESP") and EBPP application business. During this process we are increasing our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new partnerships, expand our two East Coast facilities, expand our London sales office, and expand into Europe and Asia. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.* In addition, to successfully execute this strategy, we must raise additional working capital.

   In addition, because our expense levels are relatively fixed in the near term and based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.*

   We May Have Difficulties in Retaining the Proper Resources to Address Our Current Contract Obligations. During our transition out of CheckVision and our other mature software application frameworks, we may incur transition expenses over the next few quarters such as retention bonuses, severance payments and moving expenses.* Since the majority of our sales of CheckVision and our other mature software application frameworks are to customers in the financial services industry, this transition could result in ill will towards the company and, as a result, hinder our ability to penetrate the financial services industry with sales of our new ESP and EBPP products.* This transition could also result in litigation. If we are unable to retain the proper resources, or if we are hindered in our ability to penetrate the financial services industry, or if we incur litigation resulting from this transition, our business, operating results and financial condition could be significantly harmed.*

   The Business-To-Business Electronic Presentment Industry Is Very Competitive, and We Face Intense Competition from Many Participants in this Industry. The markets for electronic commerce software ESP and EBPP are becoming progressively competitive. While Alysis believes that our product offering is unique and our technology superior, there can be no assurance that new competitors will not emerge and/or current competitors will match our technology in the near to medium term.* There are a number of companies from various industries vying for market share in the ESP and EBPP markets. Some companies have more established alliances, marketing and sales departments and greater financial resources. While we intend to maintain our current advantages and seek out new ways to minimize our weaknesses, through acquisition or other means, there can be no assurances that this will be achieved.*

   We Derive a Significant Portion of Our Revenue from the Financial Services Industry and for Us to Be Successful We Will Need to Penetrate Additional Industries Such as Telecommunications and Utilities. Currently, a substantial majority of our total revenue results from services and licenses provided to large banks and other financial institutions. Our future operating results will depend in part on our ability to penetrate additional industries such as telecommunications and utilities. While we may devote substantial resources to penetrate these and other markets, we cannot assure you that the revenues we generate from this effort, if any, will exceed the cost of such efforts.* To successfully expand our product offerings to industries other than the financial services industry, we must continue to enhance our ESP and EBPP products and to expand our sales and marketing departments. We cannot assure you that we will be able to create or modify our software products effectively, that they will achieve market acceptance, or that we will be able to expand our sales and marketing departments.* If we are unable to penetrate new industries, our future financial condition will depend upon our ability to further penetrate the financial services industry. The current focus of the banking industry on mergers may impede our ability to further penetrate this industry.* If we are unable to adapt our software and product solutions or our sales and marketing efforts to meet the needs of new industries, or if we are not able to further penetrate the financial services industry, our business, operating results and financial condition could continue to be significantly harmed.*

   Our Business Could Be Affected by Software Defects and Product Liability Claims. Software products as complex as ours may contain errors that may be detected at any point in a product's life cycle. We have in the past discovered software errors in certain of our software application solutions and have experienced delays in shipment of application frameworks during the period required to correct these errors. We can make no assurances that, despite testing by us as well as by current and potential customers, errors will not be found, resulting in:*

  .  Loss of, or delay in, market acceptance;

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

   We vigorously enforce our patent rights. While there can be no assurances of success, we continually evaluate methods by which to enforce and capitalize on our patent rights. Such actions may cause us to incur substantial costs that could impact our financial results.*

   As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and business partners, and limit access to and distribution of our products, supporting documentation and other proprietary information. Despite these precautions, a third party may be able to copy or otherwise obtain and use our software products or technology without our authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries, where customers have in the past licensed and may in the future license our products. We cannot assure you that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our software products or design around any intellectual property rights upon which our business is now or may in the future be dependent.

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

Item 6. Exhibits And Reports On Form 8-K

   a. Exhibits

   The following exhibits are furnished along with this Form 10-Q Quarterly Report for the three months ended September 30, 2000:

 27.1 Financial Data Schedule (electronic filing only).

   b. Reports on Form 8-K

   The Company filed one report on Form 8-K during the three months ended September 30, 2000.

                           ALYSIS TECHNOLOGIES, INC.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Alysis Technologies, Inc.

Date: November 14, 2000

                                                   /s/ David R. Bankhead
                                          _____________________________________
                                                     David R. Bankhead
                                            Vice President and Chief Financial
                                             Officer (Principal Financial and
                                                    Accounting Officer)