Form 10-K
period 2000-12-31
ALYSIS TECHNOLOGIES INC
filed 2001-03-30
CIK 1013033

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number 00021539

                           Alysis Technologies, Inc.
            (Exact name of registrant as specified in its charter)

                       Delaware                            94-3161772
             (State or other jurisdiction               (I.R.S. Employer
            incorporation or organization)           Identification Number)

             1900 Powell Street, Suite 110
                 Emeryville, California                       94608-1804
        (address of principal executive offices)           (zip code)


       Registrant's telephone number, including area code: (510) 450-7000
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)
                            ----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2001 was approximately $18,461,044 based upon the last sales price reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than five percent (5%) of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      At March 23, 2001, registrant had outstanding 13,589,003 shares of Common Stock.

                                Table of Contents

                                                                                                               Page
                                                                                                               ----
PART I....................................................................................................       3
     ITEM 1.   BUSINESS...................................................................................       3
     ITEM 2.   PROPERTIES.................................................................................      15
     ITEM 3.   LEGAL PROCEEDINGS..........................................................................      15
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................      15
PART II...................................................................................................      16
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.......................      16
     ITEM 6.   SELECTED FINANCIAL DATA....................................................................      17
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......      18
     ITEM 7A.  MARKET RISK DISCLOSURES....................................................................      24
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................      24
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......      24
PART III..................................................................................................      25
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................      25
     ITEM 11.  EXECUTIVE COMPENSATION.....................................................................      27
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................      30
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................      31
PART IV...................................................................................................      33
     ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.................................................      33
SIGNATURES................................................................................................      51

                            ALYSIS TECHNOLOGIES, INC.

                                     PART I

      This "Business" section and other parts of this Annual Report on Form 10-K contain forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Business" section and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

ITEM 1.   BUSINESS

      Alysis Technologies, Inc. is a provider of component-based e-billing software that snaps-in to any major e-commerce implementation. Our modular WorkOut(R) products enable companies to solve complex business problems via streamlining billing, segmentation and analysis, payment, and workflow. Committed to component-based, open standards, WorkOut is built with XML and Enterprise Java Beans ("EJB") and offers a scalable end-to-end solution. Our WorkOut e-billing products are running live on three continents. With offices in San Francisco, New York, and London, we market our software worldwide via direct sales, partner channels, and key relationships with global leaders such as IBM and Pitney Bowes docSense.

      We provide electronic bill presentment and payment ("EBPP") software to utilities and telecommunications companies, service bureaus and other companies requiring large-scale distribution of business bills. WorkOut lets businesses digitally-enable the billing process, creating improvements in efficiency and service. Benefits are derived from cost savings and increases in customer profitability, retention and acquisition.* We believe we are well positioned to help companies move their billing systems to the Internet and to compete more effectively.

      WorkOut enables firms to manage, store and distribute large bills and related documents over the Internet. WorkOut licensees include Detroit Edison and the British Post Office. By the end of 2000, we had sold WorkOut to Wisconsin Electric, Dubai Electricity and Water Authority, Incomnet Communications and InfoIMAGE, Inc. as well as Pitney Bowes.

      Our CheckVision product line provided a second source of revenue during the first half of the year. We sold this product line in August in order to focus all our resources on the emerging e-billing market.

      We deploy all of our products through services that include installation, customization, training and maintenance.

Industry Background

      For more than a decade, companies made inward-looking investments in Enterprise Resource Planning ("ERP") systems in an effort to streamline internal processes. What has prevented companies from optimizing their ERP investments has been the inability to bring customers, suppliers and business partners together. The Internet has eliminated the single greatest barrier to doing this: connectivity. The next great wave of business automation is occurring as companies move to interconnect their internal systems with their customers and trading partners, transforming traditional business concepts such as price lists, shipping information, billing and payment.

      Generating invoices, billing customers, and processing payments are a major line of business applications for companies that provide complex services to a wide array of business customers. We believe the movement of the billing process from paper to the Internet offers economic and competitive potential for companies.

      In this competitive market, EBPP is a strategic tool. Used effectively, it can provide direct cost savings, aid in customer retention and acquisition opportunities. Many billers are adopting online billing for their large business customers out of competitive necessity.

      The environment needed for a successful EBPP operating model is dependent on, among other things, the value proposition to the biller,as well as its customer; an initial investment in training and lead time. In the business-to-business arena, there are multiple benefits, which include but are not limited to:

      . Shortening the review and payment authorization cycle allowing billers to receive funds sooner and more efficiently.

      . Maximizing customer service time by allowing for self-service and online resolution of a variety of billing issues.

      . Providing advanced reporting and workflow tools that help the customer. The new system requires an initial investment in training and set-up time. This investment by the business customer not only increases customer satisfaction with the overall billing process but also increases switching costs.

      By providing EBPP services to clients, companies can improve their level of customer service and streamline the billing process, which makes the their customers' operations more efficient while reducing costs. The better service and increased back office integration made possible by EBPP service increases a customer's switching costs and should thus improve customer retention rates.

           The EBPP marketplace offers inroads to multiple software spaces and applications. The integration of EBPP is now being positioned as part of broader e-commerce initiatives. Large implementations revolving around supply chain management, procurement, and electronic marketplaces all require billing components. Many existing applications do not include EBPP functionality.

      Businesses are shifting their focus to customer equity from brand equity. As a result of this shift, such terms as "share of wallet", "share of customers" and "customer lifetime value" have become part of corporate vocabularies. These concepts are especially relevant to large companies servicing large business customers over decades. The amount of available data is growing, and the need to integrate customer data is more pressing. While large amounts of data exist throughout an organization, historically this data is sorted independently in disconnected "silos". The users of the data are in a knowledge vacuum, unaware that other data sets exist or that information they have could be valuable elsewhere in the organization. Without integrating the data, the total picture of the customer remains hidden. E-billing can provide a business with direct customer access and the opportunity to gain more customer data for use in building customer loyalty.

      According to Gartner Group, a leading IT research and consulting firm, the business-to-business e-billing market has a different, and more complex, set of drivers for adoption and workflow requirements. The benefits will lead to very high rates of adoption and payer usage in the future. Furthermore, Gartner states:

      . Eighteen percent (18%) of high-review (more than $.05 billion) business-to-business billers present invoices on the Internet. This figure will grow to forty percent (40%) in 2001.

      . Reduced billing costs is the key adoption driver for business-to-business e-billing, but improved payment process and customer bill review advantages are gaining in importance.

      . Business-to-business billers expect their volume of electronic payments to increase significantly from fourteen percent (14%) in 1999 to nearly sixty percent (60%) in 2009.*

The Alysis Strategy

      Our goal is to become the dominant platform provider of electronic billing software. This will enable us to control a critical portion of the electronic billing "value chain", which is how digital bills will be delivered in this emerging industry.* By controlling the value chain, we believe we will gain a sustainable competitive advantage.* Our key strategic objectives are:

            1. Gain industry commitment. We will focus our efforts on reaching "critical mass" by building relationships with licensees and partners that will build their e-billing solutions on the WorkOut platform.

            2. Leverage and expand existing client relationships. We will continue to sell our products, enhancements and services to our existing clients and, where appropriate, forge alliances with existing customers similar to our reseller relationship with Pitney Bowes.

            3. Cultivate strategic alliances and strengthen distribution. Our Channel Sales and a Business Development team will continue to expand our strategic alliances, partnerships and distribution channel. Relationships are being researched and pursued for Original Equipment Manufacturers ("OEM"), Value Added Reseller ("VAR") and joint marketing programs worldwide. The addition of IBM and BEA Systems has complemented our existing alliance with Pitney Bowes.

            4. Further identify and penetrate new markets. Our current focus is primarily on the utility and telecommunication sectors. We however are, researching and pursuing global market share in the electronic invoicing and electronic marketplace industries.

            5. Hire and retain individuals with extensive skill sets in existing and emerging technologies. Attracting and retaining the necessary talent to succeed is a top priority. We have performed well in this area and will continue to pursue talent through multiple channels. Employee retention efforts will continue to focus on providing competitive compensation packages and an environment where employees are challenged and able to grow their skills in emerging technologies.

Alysis Product Suite

      We design, develop and market software for EBPP. Our flagship product, WorkOut, provides an end-to-end solution for migrating customer documents, including bills and statements to the Internet.

      WorkOut may be sold as (1) a presentment solution for Internet-enabling customer documents or (2) an end-to-end EBPP solution.

      WorkOut has existed since 1998 as an EBPP solution. Adopted by service bureaus such as Pitney Bowes, WorkOut supports both the consolidator model and the biller-direct model for delivering EBPP services. Large billers enjoy many of the same benefits that garnered support among service bureaus. In particular, the solution, written in Java, implements a distributed architecture using the EJB architecture. As such, the product should scale well into very large systems.

Services

      We offer personalization, installation, training, and maintenance services to our WorkOut customers. WorkOut can be installed at our customers' sites, and each interfaces with our customers' operating environments, which usually include legacy applications. Our maintenance support offering includes, for an annual fee, several levels of technical support service: a choice of hours of coverage for telephone support, remote diagnostics or on-site support. In addition, standard training is included in the installation services.

Customers

      Our customers include:

      DTE Edison                                Incomnet Communications Corp.

      Wisconsin Electric and Gas                The Post Office (United Kingdom)

      Dubai Electricity and Water Authority     e-BILL Pty Ltd

      Merrill Lynch                             InfoIMAGE, Inc.

      Pitney Bowes                              Be'eri Printers


Sales, Marketing and Distribution

      Sales. We currently sell our products in North America, Europe, the Middle East and Australia through our direct sales force and VARs. We employ experienced product salespersons and technical sales support to facilitate the needs of our prospects and customers. Our sales staff is headquartered in New York, NY, and covers North America from various regional offices. We generate sales leads from our strategic alliances, directly from our corporate Web site, prospecting and through participation in industry trade shows and conferences.

      Marketing. Our marketing activities have focused on re-branding the WorkOut product from a general business-to-consumer application to business-to-business e-billing software aimed primarily at the utility and telecommunications sectors. Customer interest is generated through our corporate Web site, thorough public relation activities including various market publications, white papers, industry analysts, and attendance at conferences and trade shows worldwide. We have developed an integrated marketing campaign consisting of public relations, vertically focused Webcasts, trade-show participation and analyst relations for 2001.

Competition

           The e-billing market has been marked by increased merger and acquisition activity. Additionally, many of the players in this space have changed their strategies from a horizontal to a vertical product strategy. Anemic adoption rates in the business-to-consumer market encouraged many vendors to focus on business-to-business e-billing where the value proposition is higher.

           We share the business-to-business e-billing market with several competitors who possess varying degrees of product and feature sophistication. Companies such as Bottomline Technologies, BCE Emergis and Avolent represent our primary competitors.

Technology

      Our WorkOut product suite has the following technology and capabilities:

      XML Database. WorkOut features sophisticated and intuitive document description specification designed to simplify the transformation of documents into XML databases.

      EJB. WorkOut is developed entirely in Java, so customers can utilize EJB technology to extend their EBPP offering. EJB allows multiple software and e-commerce initiatives to share the same infrastructure as other software applications, greatly reducing the cost of creating one integrated e-business platform for an enterprise.

      Runs on High-End Computing Platforms. WorkOut can run on virtually any computing platform, such as Microsoft Windows NT, 64-bit UNIX systems and potentially OS/390 mainframes.

      Virtually Unlimited Storage Retention. By using WorkOut's scalable and partitioned document database, organizations can make a virtually unlimited number of documents available for on-line presentment for extended time periods. WorkOut documents can be migrated to near-line storage media, such as optical disks or tape.

      Double-Byte Architecture. WorkOut supports all double-byte international character sets, such as Chinese and Japanese, in addition to all single-byte Western alphabets, such as English, French and German.

      Dispute Management. WorkOut streamlines one of the most time consuming areas of business-to-business customer service by allowing payers to dispute individual like items or entire bills via a web browser. Invoices are recalculated instantly so the customer can provide prompt payment. Notes can be added to the disputed line items and forwarded immediately to customer service representatives for prompt resolution via electronic methods.

      Workflow. WorkOut has features that enable customers and billers to assign roles and permissions to individuals within their organization, as well as define the business rules for processing adjustments, payments and bill routing.

      Customized Reporting. With WorkOut's reporting functions, billers can let their payers define customized views of large and small bills by using the flexible report writing features. Standard report formats are provided or templates can be created and rerun as needed. Templates can vary from summary data to specific details such as service or product usage per department, or even per time of day.

        ERP Integration. WorkOut provides tools that allow billers and their customers to use wizards to create customized cost allocations and remittance downloads tailored to any ERP system.

      Rapid Site Development Tools. Dynamic Web pages can be created visually with drag-and-drop functionality. We have integrated our visual tools into the popular Web site creation application Macromedia Dreamweaver(TM).

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

      Security. WorkOut provides tracking of user permissions and authorizations for accessing documents and paying on-line bills. WorkOut can support virtually any level of security required, including simple user identification and password security. For a high level of security, users can restrict access to WorkOut documents by using secure hardware tokens.

Intellectual Property and Licensing

      Our success depends upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and vigorously enforce our proprietary rights.

      We have a patent for a System for Data Extraction from a Print Data Stream and a patent pending in the U.S. and internationally for Data Parsing System for Use in Electronic Commerce. In addition, we have three other patents. While our current products are not dependent on these three patents, such patents may be utilized in future products.

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

      To the best of our knowledge, our products do not infringe on the proprietary rights of third parties. There can be no assurance, however, that any third parties will not challenge our patents or claim infringement by us with respect to current or future products. We expect that product developers will increasingly be subject to such claims as the number of products and competitors in our industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse affect on our business, operating results and financial condition.* Such claims might require us to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse affect on our business, operating results and financial condition.*

      Our products incorporate certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that such suppliers will remain in business, that they will continue to support their products, or that their products will otherwise continue to be available to us on commercially reasonable terms. We believe that substantially all of the software we license is available from vendors other than our current vendors, or could be developed internally by us, and could therefore be replaced with equivalent software. However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed, and integrated, which would adversely affect our business, operating results, and financial condition.*

      We typically license our software products in object code to customers under nonexclusive, nontransferable license agreements. As is customary in the software industry, we do not sell or transfer title of our software products to customers. In addition, on occasion, we escrow the applicable source code as part of our maintenance program, pursuant to which our source code would be released to the customer upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against us, or certain material breaches of the agreement. In the event of any release of the source code from escrow, the customer's license is generally limited to use of the source code to maintain, support and enhance our application software solutions for the customer's own use. Licenses for our application software solutions are usually perpetual. Under our standard form license agreement, the annual software maintenance fee is based on a percentage of the applicable product license fee. Our published product license price list includes discounts for multiple sites and/or multiple copies of client viewer software, and where applicable, upgrade fees for increases in the volume of processed transactions.

Employees

      As of December 31, 2000, we employed 65 persons, including 19 in sales and marketing; 33 in product development, delivery, and support; and 13 in general and administrative positions. An organized association represents none of our employees. We have experienced no work stoppages and believe that our relationship with our employees is good. Competition for qualified personnel in the software segment in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.*

Recent Events

      On March 20, 2001 we entered into an Agreement Plan of Merger ("Merger Agreement") with Pitney Bowes Inc. and Maui Acquisition Corp., a wholly-owned subsidiary of Pitney Bowes, Inc., whereby Maui Acquisition Corp. will commence a tender offer for all out outstanding Common Stock and Class B Common Stock, at a purchase price of $1.39 per share or approximately $24 million in cash, upon the terms and conditions set forth in the Merger Agreement. We anticipate that the transaction will be completed by April 30, 2001. A copy of the Merger Agreement and related documents are attached to our current report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on March 22, 2001 and are incorporated by reference herein.

      This "Risk Factors" section contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Risk Factors" section and in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Risk Factors

      We Must Consummate the Merger with Pitney Bowes or Raise Additional Capital in Order to Continue Operations. This Capital May Not Be Available on Acceptable Terms, if at All. We do not believe that our existing cash and cash equivalents, together with expected cash flows from operations, will be sufficient to fund our operations through April 30, 2001.* Accordingly, if our anticipated merger with Pitney Bowes Inc. is not consummated, we will be required to raise additional capital through debt or equity financings or other arrangements to fund our operations, including the continued building of infrastructure and pipeline with respect to WorkOut. Although we have entered into a loan agreement with E. M. Warburg, Pincus & Co., LLC, an affiliate of our principal stockholder, to provide up to $1 million of short-term financing for working capital, there can be no assurance that additional financings will be available on acceptable terms, if at all, and that such terms will not be dilutive to our existing stockholders. Our inability to secure necessary funding could seriously affect our ability to continue operations.*

      We Can Make No Assurances that We Will Be Profitable in Any Future Period. We have incurred significant net losses since our inception. As of December 31, 2000, we had an accumulated deficit of approximately $33.6 million. Although we achieved a net operating profit in the three months ended September 30, 1999 and the three months ended March 31, 1997, September 30, 1997, and December 31, 1997, we cannot assure you that we will have operating profits in any future period.*

      Our Quarterly Operating Results Will Fluctuate because of Many Factors. Our quarterly operating results have varied in the past, and we expect our quarterly operating results to vary significantly in the future.* Our revenues and operating results are difficult to forecast and could be significantly affected by many factors, some of which are outside our control, including, among others:

      .     Demand for our products and services;

      .     The variable size and timing of individual license transactions;

      . The timing of our future revenue which we will recognize under SOP 81-1, SOP 97-2, SOP 98-4, SOP 98-9, and SAB 101;

      .     Increased competition;

      .     The timing of new product releases by us and our competitors;

      .     The global adoption rate of electronic commerce;

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

      .     The ability to control costs;

      .     Technological changes in our markets;

      .     Changes in our strategy;

      .     Personnel changes; and

      . Continued downturn in the economy as well as other general economic factors.

      We are in the process of strengthening our position in the Electronic Statement Presentment ("ESP") and EBPP application markets. During this process we are increasing our operating expenses to expand our sales and marketing operations, fund greater levels of research and development and develop new partnerships. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.* To successfully execute this strategy, we must raise additional working capital.

      In addition, because our expense levels are relatively fixed in the near term and based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.*

      The Business-To-Business Electronic Presentment Industry Is Very Competitive, and We Face Intense Competition from Many Participants in this Industry. The markets for electronic commerce software ESP and EBPP are becoming progressively competitive. There can be no assurance that new competitors will not emerge and/or that current competitors will not match our technology in the near to medium term.* There are a number of companies from various industries vying for market share in the ESP and EBPP markets. Some companies have more established alliances, marketing and sales departments and greater financial resources. While we intend to maintain our current advantages and seek out new ways to minimize our weaknesses through acquisition or other means, there can be no assurances that this will be achieved.*

      We Derive a Significant Portion of Our Revenue from Our WorkOut Product Suite and for Us to Be Successful We Will Need to Expand Our Client Base and Penetrate Beyond the Utility and Telecommunication Sectors. Currently, a substantial majority of our total revenue results from sales of our WorkOut Product Suite and related services. Our future operating results will depend in part on our ability to expand our client base and penetrate beyond the utility and telecommunication sectors. While we may devote substantial resources to penetrate these and other markets, we cannot make any assurances that the revenues we generate from this effort, if any, will exceed the cost of such efforts.* To successfully expand our product offerings into other business sectors, we must continue to enhance our ESP and EBPP products and to expand our sales and marketing departments. We cannot ensure that we will be able to create or modify our software products effectively, that they will achieve market acceptance or that we will be able to expand our sales and marketing departments.* If we are unable to penetrate new industries, our business, operating results and financial condition could continue to be significantly harmed.*

      Our Business Could Be Affected by Software Defects and Product Liability Claims. Software products as complex as ours may contain errors that may be detected at any point in a product's life cycle. We have in the past discovered software errors in certain of our software products and have experienced delays in shipment of products during the period required to correct these errors. We can make no assurances that, despite testing by us as well as by current and potential customers, errors will not be found, resulting in:*

      .     Loss of, or delay in, market acceptance;

      .     Diversion of development resources;

      .     Injury to our reputation; or

      . Increased service and warranty costs, any of which could significantly harm our business, operating results and financial condition.

      Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Our software application solutions are generally used to manage data that is critical to an organization, and as a result, our sale and support of our application frameworks may entail the risk of significant product liability claims. A liability claim brought against us could significantly harm our business, operating results and financial condition.*

      Our Success Depends on Our Ability to Expand Our Distribution Channels and Successfully Manage the Risks Associated with Such Expansion. To date, we have sold our ESP and EBPP software products primarily through our direct sales force. We will need to successfully recruit, retain and train sufficient direct sales personnel and establish other distribution channels and partnerships to achieve significant revenue growth in the future.* We continue to seek ways to augment our direct sales force by establishing indirect distribution channels, including relationships with OEMs, VARs, bill consolidators, application service providers and service bureaus. Our distribution channels and alliances have to-date produced substantially less revenue than we originally expected. We can make no assurances that we will successfully increase our revenue through channels and alliances, that we will successfully expand our direct sales force, or that any such expansion will result in any substantial increase in our revenues. Our failure to expand our direct sales force or other distribution channels could continue to significantly harm our business, operating results and financial condition.*

      We Expect Our Positioning in the ESP and EBPP Application Market Will Continue to Strain Our Management, Operational and Technical Resources. We are in the process of better positioning ourselves in the ESP and EBPP market. This process has placed significant demands on our management, operational and technical resources. We expect this process to continue to challenge our sales, marketing, technical and support personnel and senior management. Our future performance will depend in part on our ability to adapt our operational systems to respond to changes in our business. Our positioning efforts entails a number of risks, including continued potential declines in revenue and the need to develop the appropriate sales and marketing capabilities and software development estimation, production, delivery and distribution infrastructure. We can make no assurances that we will be successful in creating the necessary capabilities and infrastructure at all. Our failure to successfully position ourselves in the ESP and EBPP market has had and could continue to significantly harm our business, operating results and financial condition.*

      Our Senior Management and Other Key Personnel Are Critical to Our Business and Those Managers and Personnel May Not Remain with Us in the Future. We must retain the continued service of our senior management as well as sales and product development personnel if we are to provide improved future performance. We do not have and do not intend to obtain key person life insurance on our personnel. The loss of one or more of our key personnel could significantly harm our business, operating results and financial condition.* We are also actively seeking key technical personnel. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled management, marketing, sales and product development personnel.* Competition for such personnel is intense, and we can make no assurances that we can retain our key employees or that we will successfully attract, assimilate and retain such personnel in the future. Our failure to attract, assimilate and retain key personnel could significantly harm our business, operating results and financial condition.*

      Our Efforts to Protect Our Intellectual Property May Not Protect Us Against Misuse and Others May Claim that Our Products Infringe. Our success depends in significant part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. We have a patent for a System for Data Extraction from a Print Data Stream and U.S. and international patents pending for Data Parsing System for Use in Electronic Commerce. In addition, we have three other patents. While our current products are not dependent on these three patents, we may utilize these patents in future software products.

      We enforce our patent rights. While there can be no assurances of success, we continually evaluate methods by which to enforce and capitalize on our patent rights. Such actions may cause us to incur substantial costs that could impact our financial results.*

      As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and business partners, and limit access to and distribution of our products, supporting documentation and other proprietary information. Despite these precautions, a third party may be able to copy or otherwise obtain and use our software products or technology without our authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries, where customers have in the past licensed and may in the future license our products. We cannot assure you that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our software products or design around any intellectual property rights upon which our business is now or may in the future be dependent.

      Our products incorporate certain software that we license from third parties, including software that is integrated with internally developed software and used in our products. We cannot assure you that:

      .     Such firms will remain in business;

      .     They will continue to support their software products; or

      . Their software products will otherwise continue to be available to us on commercially reasonable terms.

      We believe that substantially all of the software we license is available from vendors other than our current vendors. We also believe that we could develop such software internally.* However, it is possible that the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until we could develop, identify, license and integrate equivalent software.* Such delays could significantly harm our business, operating results and financial condition.*

      We are not aware that any of our products infringe on the proprietary rights of third parties. We cannot make any assurances, however, that third parties will not challenge our patents or claim infringement by us with respect to our current or future products. We expect that software product developers will increasingly be subject to such claims as the number of software products and competitors in our industry segment grows and the functionality of software products in the industry segment overlaps.* Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse affect on our business, operating results and financial condition.* Such claims might require us to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could significantly harm our business, operating results and financial condition.*

      We Depend on the Introduction of New Versions of Our WorkOut Products and on Enhancing the Functionality and Services We Offer. If we are unable to develop new software products or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our business would be seriously harmed.* The life cycles of our products are difficult to predict because the market for our products is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete and unmarketable.*

      To be successful, our products and services must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance.

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

      In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls. We have recently experienced a period of expansion in our East Coast locations and this has placed a significant strain upon our management systems and resources. If we are unable to manage our growth and expansion, our business will be seriously harmed.* We also plan to expand the geographic scope of our customer base and operations, both domestically and internationally. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force.*

      As We Expand Our International Sales and Marketing Activities, Our Business Will be Susceptible to Numerous Risks Associated With International Operations. To be successful, we believe we must expand our international operations and hire additional international personnel.* Therefore, we expect to commit significant resources to expand our international sales and marketing activities.* If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

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

      . The risks related to the recent global economic turbulence and adverse economic circumstances in Asia; and

      .     Political instability.

      We Depend on Increasing Use of the Internet and on the Growth of Electronic Commerce. If the Use of the Internet and Electronic Commerce Do Not Grow as Anticipated, Especially in the International Arena, Our Business Will Be Seriously Harmed. Our ESP and EBPP products depend on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

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

      We occupy approximately 10,000 square feet of office space in Emeryville, California, pursuant to a lease, which expires in April 2004. We lease 5,000 square feet of storage facilities in Oakland, California. We occupy approximately 20,000 square feet of office space in Holyoke, Massachusetts, pursuant to a lease, which expires in October 2002. We occupy approximately 1,000 square feet of office space in New York, New York, on a month-to-month lease. We occupy approximately 250 square feet of office space in London, England on a month-to-month lease. We believe that our current facilities are adequate to meet our needs through the next 12 months.

ITEM 3.   LEGAL PROCEEDINGS

      From time to time, in the normal course of business, various claims may be made against us. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on our financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders in the quarter ended December 31, 2000.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the OTC Bulletin Board under the symbol ALYS. The market price for our stock, from January 1, 1999 through December 31, 2000, is as follows:

                                              HIGH            LOW
                                              ----            ---
             2000
             First Quarter...............  $ 14.938        $ 4.750
             Second Quarter..............     8.875          2.938
             Third Quarter...............     4.125          2.125
             Fourth Quarter..............     2.750          0.313

             1999
             First Quarter...............  $  1.688        $ 0.625
             Second Quarter..............     4.500          0.938
             Third Quarter...............     2.125          1.063
             Fourth Quarter..............    10.000          0.750

      As of December 31, 2000, we had approximately 54 holders of record of our common stock.

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

      We have never paid cash dividends on our common stock and do not expect to pay any such dividends in the foreseeable future. The holders of Series B Preferred Stock are entitled to cumulative annual dividends of seven percent (7%) of the purchase price, which are payable semi-annually in cash or, at our option, with shares of our Class B Common Stock. The Class B Common Stock is convertible into Common Stock. As of December 31, 2000, we have accrued $393,000 of unpaid dividends.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                    Years Ended December 31,
                                                  ----------------------------------------------------------
                                                     2000         1999        1998        1997        1996
                                                  ----------    --------    --------    --------    --------
                                                              (in thousands, except per share data)
Consolidated  Statements  of  Operations
Data:
Revenues:

    License                                         $  2,928    $  7,623    $  3,141    $  7,911    $  7,345
    Service                                            2,458       7,290       5,661      11,347      12,347
    Maintenance                                        3,274       4,899       4,369       3,223       2,588
    Hardware                                               -           -           -           -       3,412
                                                    --------    --------    --------    --------    --------
      Total revenues                                   8,660      19,812      13,171      22,481      25,692
                                                    --------    --------    --------    --------    --------

Cost of revenues:
    License                                              874         287         231         362         426
    Service                                            1,130       3,948       5,171       4,862       3,631
    Maintenance                                        1,409       2,129       2,500         837         721
    Hardware                                               -           -           -           -       2,716
                                                    --------    --------    --------    --------    --------
      Total cost of revenues                           3,413       6,364       7,902       6,061       7,494
                                                    --------    --------    --------    --------    --------

Operating Expenses:
    Sales and marketing                                5,555       4,476       5,234       4,757       5,133
    General and administrative                         8,607       7,758       7,850       7,101       6,629
    Product development                                3,755       1,874       4,861       4,480       4,226
                                                    --------    --------    --------    --------    --------
      Total operating expenses                        17,917      14,108      17,945      16,338      15,988
                                                    --------    --------    --------    --------    --------

Operating income (loss)                              (12,670)       (660)    (12,676)         82       2,210

Other Income (expense):

Interest expense                                           -           -           -          (4)        (55)
Interest income and other, net                           183         349         395         506         153
Gain on sale of product line                           3,777           -           -           -           -
                                                    --------    --------    --------    --------    --------

Income (loss) before income taxes                     (8,710)       (311)    (12,281)        584       2,308
Income taxes                                               -           -           -          23           -
                                                    --------    --------    --------    --------    --------
Net income (loss)                                   $ (8,710)   $   (311)   $(12,281)   $    561    $  2,308
    Preferred stock dividends                       $    276    $    117    $      -    $      -    $      -
                                                    --------    --------    --------    --------    --------

Net income (loss) applicable to common
stockholders                                        $ (8,986)   $   (428)   $(12,281)   $    561    $  2,308
                                                    ========    ========    ========    ========    ========

Basic net income (loss) per share
applicable to common stockholders                   $  (0.67)   $  (0.03)   $  (1.06)   $   0.05    $   0.25
                                                    ========    ========    ========    ========    ========

Diluted net income (loss) per share
applicable to common stockholders                   $  (0.67)   $  (0.03)   $  (1.06)   $   0.05    $   0.23
                                                    ========    ========    ========    ========    ========

Shares used in computing basic net
income (loss) per share applicable to
common stockholders                                   13,385      12,326      11,596      11,164       9,098
                                                    ========    ========    ========    ========    ========

Shares used in computing diluted net
income (loss) per share applicable to
common stockholders                                   13,385      12,326      11,596      12,017      10,256
                                                    ========    ========    ========    ========    ========

                                                                         As of December 31,
                                                  ----------------------------------------------------------
                                                     2000         1999        1998        1997        1996
                                                  ----------    --------    --------    --------    --------
Consolidated Balance Sheet Data:

Working (negative working) capital                  $   (469)   $  5,864   $  3,124   $ 15,008   $ 14,117
Total assets

                                                       4,210      14,601     10,010     19,288     19,177
Convertible preferred stock                            3,814       3,814          -          -          -
Stockholders' equity
                                                       1,660       9,014      3,823     15,623     14,576

      The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Additionally, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements (identified with an asterisk "*") that involve risk and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", and "Risk Factors" and the risks discussed in our other SEC filings including our Form 10-Qs from the quarters ended March 31, 2000, June 30, 2000, and September 30, 2000. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated such forward-looking statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We develop and deliver electronic billing and statement presentment software that document intensive industries need to remain competitive in the electronic commerce arena. We were incorporated in July 1992, when management, in partnership with EM Warburg Pincus and Co., LLC., purchased certain assets and liabilities of Litton Industries' Integrated Automated Division, a leading system integrator with a primary focus on the aerospace industry and secondary focus on the financial services and transportation industries. At that time, a decision was made to de-emphasize the aerospace market and develop an enterprise transaction management platform and corresponding software application frameworks targeted to the financial services industry.

      In August 1998, with the hiring of a new Chief Executive Officer, we decided to aggressively pursue a new product strategy of Internet presentment of legacy data primarily based on a successful installation of an intranet based statement delivery system at Merrill Lynch. This installation, which was completed in early 1998, was the precursor to the CyberStatement(TM) application framework. In order to further penetrate the e-presentment marketplace, we acquired At Work Corp. ("At Work"), a New York based provider of EBPP software and early pioneer in XML technology. As a result, our CyberStatement product was replaced by At Work's WorkOut product. In August 2000, we completed the sale of our CheckVision business and certain other assets and liabilities to Computer Sciences Corporation ("CSC"). We received a cash purchase price of $3.99 million from CSC in consideration for the asset sale. The proceeds of the asset sale to CSC were used to strengthen the WorkOut product's position in the e-presentment marketplace. In 2001, management believes we will derive an increasing amount of revenue from the WorkOut product, however, there can be no assurance that we will be successful in our efforts.*

      Through December 31, 2000, revenues primarily consisted of application development contracts and were derived from three application frameworks, CheckVision, RemitVision(R) and WorkOut. In 1999, our total revenues increased 50% to $19.8 million as compared to 1998's total revenues of $13.2 million. In 2000, our total revenues declined 56% to $8.7 million. Also, for the year ended December 31, 2000, we recorded a net loss of $9.0 million as compared to a net loss of $428,000 for the year ended December 31, 1999. The 2000 results are due to the building of infrastructure and pipeline necessary for us to position WorkOut in the e-presentment marketplace. The 2000 results also include a $3.8 million gain recognized on the sale of our CheckVision Business.

      WorkOut enables financial services firms to manage, store and distribute legacy reports and print-formatted documents such as customer statements over the Internet. It is a solution to parse and render print streams from billing systems, and to implement electronic data interchange and other structured data feeds.

      Our total revenues are derived from software licenses, maintenance and support contracts and implementation and training services. Software license and service revenues from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. A WorkOut implementation can take several months or more depending on the complexity of the customer's environment and the resources directed by the customers to the implementation projects. Estimated losses on contracts are reported in the period in which such losses become known or expected.

      Revenues from contracts for software licenses not requiring significant customization are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple-element arrangements. Software maintenance revenues are recognized ratably over the term of the support contract, which is generally one year. Other service revenue is recognized as services are performed.

      We comply with the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4") Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9")and related Technical Practice Aids. The adoption of SOP 98-9 did not have a material impact on our financial results.

      In December 1999, the Commission issued Staff Accounting Bulletin No.101 "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The effect of adopting SAB 101 did not have a material effect on our financial statements.

      As of December 31, 2000, we had an accumulated deficit of approximately $33.6 million. We expect to incur operating losses in the foreseeable future as we continue to invest in further development of the WorkOut product and to recruit and train personnel for engineering, sales, marketing and professional services for the WorkOut product.*

Results of Operations

      The following table sets forth for the periods indicated consolidated statements of operations data expressed as a percentage of total revenues:

                                                            Year ended December 31,
                                               ---------------------------------------------------
                                                    2000               1999              1998
                                               ---------------     --------------    -------------
Revenues:
    License                                              33.8%               38.5%           23.8%
    Service                                              28.4                36.8            43.0
    Maintenance                                          37.8                24.7            33.2
                                               --------------      --------------    ------------
      Total revenues                                    100.0               100.0           100.0

Cost of revenues:
    License                                              10.1                 1.5             1.8
    Service                                              13.0                19.9            39.3
    Maintenance                                          16.3                10.7            19.0
                                               --------------      --------------    ------------
      Total cost of revenues                             39.4                32.1            60.1
                                               --------------      --------------    ------------

Gross margin                                             60.6                67.9            39.9
                                               --------------      --------------    ------------

Operating expenses:
    Sales and marketing                                  64.1                22.6            39.7
    General and administrative                           99.4                39.2            59.5
    Product development                                  43.4                 9.5            36.9
                                               --------------      --------------    ------------
      Total operating expenses                          206.9                71.3           136.1
                                               --------------      --------------    ------------

Operating loss                                         (146.3)               (3.4)          (96.2)
Interest income and other                                 2.1                 1.8             3.0
Gain on sale of product line                             43.6                   -               -
                                               --------------      --------------    ------------

Net loss                                               (100.6)               (1.6)          (93.2)

    Preferred stock dividends                             3.2                 0.6             0.0
                                               --------------      --------------    ------------

Net loss applicable to common stockholders             (103.8)%              (2.2)%         (93.2)%
                                               ==============      ==============    ============

Comparison of 2000 and 1999

Revenues

      License. License revenue for the year ended December 31, 2000, has been primarily derived from the increasing sale of WorkOut licenses combined with the decreasing sale of CheckVision and RemitVision licenses. License revenue decreased 62% to $2.9 million from $7.6 million for the years ended December 31, 2000 and 1999, respectively. This decrease in license revenue primarily resulted from significantly decreased licenses and royalties recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999, and the decrease of revenue from CheckVision customers. This decrease reflects the sale of the CheckVision business on August 24, 2000, and the redirection of our resources to support WorkOut. Management believes that an increasing amount of future license revenue will be derived from the WorkOut product.*

      Service. Service revenue is comprised primarily of fees from software application development contracts, and of fees from installation services and training for our WorkOut software solution. Service revenue decreased 66% to $2.5 million from $7.3 million for the years ended December 31, 2000 and 1999, respectively. This decrease reflects our sale of the CheckVision business and the redirection of our resources to support WorkOut. Management believes that an increasing amount of future service revenue will be derived from installation services performed for the WorkOut product. *

      Maintenance. Maintenance revenue is generated by software support contracts to customers who have entered into license agreements for the use of our software application solutions. Maintenance support includes telephone support, minor software upgrades and, in some cases, third party support. Maintenance revenue decreased 33% to $3.3 million from $4.9 million for the years ended December 31, 2000 and 1999, respectively. Maintenance revenue decreased due to a smaller number of maintenance customers, as many maintenance contracts were included in the sale of the CheckVision business.

Cost of Revenues

      License. Cost of license revenue increased to $874,000 from $287,000 for the years ended December 31, 2000 and 1999, respectively, representing 30% and 4.0% of license revenues for the years ended December 31, 2000 and 1999, respectively. Costs increased in absolute dollars because of the amortization of acquired technology offset by the fact that there are no costs of licenses with the license revenues realized on the amendment of the Global Strategic Alliance Agreement, nor were there any costs of licenses with WorkOut. The cost of license revenue as a percentage of license revenue may increase in the future if we negotiate royalty agreements with partners and customers that fund or partially fund the ongoing development of our new WorkOut product.*

      Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing personalization, installation, and training and development services. Cost of service revenue decreased 71% to $1.1 million for the year ended December 31, 2000 as compared to $3.9 million for the year ended December 31, 1999, representing 46% and 54% of service revenues for the years ended December 31, 2000 and 1999, respectively. Cost of service revenue decreased in absolute dollars due primarily to a reduction in engineers and a decline in the number of contracts to serve as we have directed our resources to support WorkOut.

      Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue decreased 34% to $1.4 million for the year ended December 31, 2000, from $2.1 million for the year ended December 31, 1999, representing 43% of maintenance revenue in each of the years ended December 31, 1999 and December 31, 2000. Cost of maintenance revenue decreased in absolute dollars due primarily to a reduction in engineers.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales personnel, field offices, travel and related expenses, promotional and advertisement expenses. Sales and marketing expenses increased 24% to $5.6 million from $4.5 million for the years ended December 31, 2000 and 1999, respectively, representing 64% and 23% of total revenue for the years ended December 31, 2000 and 1999, respectively. Sales and marketing expenses increased primarily due to an increase in the sales and marketing personnel and increased sales efforts related to the WorkOut product.

      General and Administrative. General and administrative expenses were $8.6 million and $7.8 million for the years ended December 31, 2000 and 1999, respectively. General and administrative expenses increased in absolute dollars primarily due to increased retention bonuses and an increase in the allowance for doubtful accounts for certain contracts associated with high collectibility risks.

      Product Development. Product development expenses increased 100% to $3.8 million for the year ended December 31, 2000, from $1.9 million for the years ended December 31, 1999, representing 43% and 9% of total revenues for the years ended December 31, 2000 and 1999, respectively. The increase in product development expenses for the year ended December 31, 2000 is primarily due to the increase in costs incurred for the ongoing development of our WorkOut product combined with the decrease of costs incurred in 1999 due to the ending of product development initiatives for our older products. In 2001, management expects to incur increased costs in the ongoing development of our WorkOut product.*

      Interest Income and Other. Interest income represents interest earned by us on our cash and cash equivalents. Interest income and other decreased to $183,000 from $349,000 for the years ended December 31, 2000 and 1999 respectively, due to lower average invested cash balances for the year ended December 31, 2000.

      Gain on sale. On August 24, 2000, we completed the sale of our CheckVision business to Computer Science Corporation, resulting in a gain on sale of $3.8 million for the year ended December 31, 2000.

Comparison of 1999 and 1998

Revenues

      License. License revenue for the year ended December 31, 1999 was primarily derived from the sale of licenses of our CheckVision, RemitVision and our loan application framework software solutions. License revenue for the year ended December 31, 1999 was $7.6 million, an increase of 143% over revenue of $3.1 million for the year ended December 31, 1998. This increase in license revenue primarily resulted from one-time licenses of approximately $4.8 million recorded in connection with the amendment of the Global Strategic Alliance Agreement signed in June 1999.

      Service. Service revenue is comprised primarily of fees from software application development contracts and to a lesser extent, fees from installation services and training for our CheckVision and RemitVision software application frameworks. Service revenue increased 29% to $7.3 million for the year ended December 31, 1999 from $5.7 million for the year ended December 31, 1998. The increase was primarily due to the increased sales of Check Vision application software. Also, in 1998 customer delays deferred revenue recognition.

      Maintenance. Maintenance revenue is generated by software support contracts to customers who have entered into license agreements for the use of our software application frameworks. Maintenance revenue support includes telephone support, minor software upgrades, and in some cases, third party support. Maintenance revenue was $4.9 million for the year ended December 31, 1999, an increase of 12% over revenue of $4.4 million for the year ended December 31, 1998. Maintenance revenue increased in 1999 primarily due to the growing base of installed CheckVision application framework customers resulting in a corresponding demand for maintenance related services.

Cost of Revenues

      License. Cost of license revenue increased to $287,000 from $231,000 for the years ended December 31, 1999 and 1998, respectively, representing 4.0% and 7.4% of license revenues for the years ended December 31, 1999 and 1998, respectively. Costs increased in absolute dollars because of the amortization of acquired technology.

      Service. Cost of service revenue is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing customization, installation, and training and development services. Cost of service revenue decreased 24% to $3.9 million for the year ended December 31, 1999 as compared to $5.2 million for the year ended December 31, 1998, representing 54% and 91% of service revenues for the years ended December 31, 1999 and 1998, respectively. Cost of service revenue decreased in absolute dollars and as a percentage of revenue due primarily to a reduction in engineers and improved execution of performance on contracts resulting in quicker customer acceptance of contract completion.

      Maintenance. Cost of maintenance revenue is primarily comprised of employee-related costs incurred in providing customer support and also includes the costs of services provided by third parties for hardware-related maintenance for certain of the installed base of customers. Cost of maintenance revenue decreased 15% to $2.1 million for the year ended December 31, 1999 from $2.5 million for the year ended December 31, 1998, representing 43% and 57% of maintenance revenue for the years ended December 31, 1999 and 1998, respectively. The decrease in maintenance costs was primarily due to reduced headcount and improved productivity in delivering maintenance services as our products mature.

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

      General and Administrative. General and administrative expenses were $7.8 million and $7.9 million for the years ended December 31, 1999 and 1998, respectively, representing 40% and 60% of total revenue for the years ended December 31, 1999 and 1998, respectively. The decrease in general and administrative expenses as a percentage of total revenue for the year ended December 31, 1999 was primarily due to the increase in revenues.

      Product Development. Product development expenses consist primarily of salaries and other personnel-related expenses. Product development expenses decreased 61% to $1.9 million for the year ended December 31, 1999 from $4.9 million for the year ended December 31, 1998, representing 10% and 37% of total revenues for the years ended December 31, 1999 and 1998, respectively. The decrease in product development expenses for the year ended December 31, 1999 was primarily due to the decrease in costs associated with development initiatives to enhance our CheckVision and RemitVision software application frameworks, that was only slightly offset by the increase in costs incurred on development of our new WorkOut product.

      Interest Income. Interest income represents interest earned by us on our cash and cash equivalents. Interest income remained fairly consistent at $349,000 and $395,000 for the years ended December 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

      Operating activities for the years ended December 31, 2000, 1999, and 1998 required the use of cash of $12.8 million, $901,000, and $1.4 million, respectively. The increase in the use of cash from 1999 to 2000 was primarily due to the reduction of revenues resulting from the sale of CheckVision and the increase in building of infrastructure and pipeline necessary for us to position WorkOut in the e-presentment marketplace. The decrease in the use of cash from 1998 to 1999 was primarily due to a decrease in the net loss applicable to common stockholders partially offset by a decrease in deferred revenues and an increase in accounts receivable.

      In 2000, our investing activities consisted primarily of the sale of our CheckVision business. In 1999, our investing activities consisted primarily of the purchase of At Work. Short-term investment purchases and sales did not occur during 2000 and 1999. In 1998, total short-term investments purchases totaled $10.8 million and total maturities totaled $12.8 million. Capital expenditures were $410,000, $428,000, and $472,000, for the years ended December 31, 2000,
1999 and 1998, respectively. Capital expenditures consisted primarily of purchases of computer equipment and office furniture to support our product development needs. We currently have no significant capital spending requirements or purchase commitments other than non-cancelable operating leases for our facilities.

      Cash provided by financing activities was $678,000, $4.5 million and $348,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The cash generated during the year ended December 31, 2000, was the result of net proceeds from the exercise of stock options and employee stock purchases under our employee stock purchase plan. The cash generated during 1999 was primarily the result of net proceeds from the Series B Preferred Stock financing. On January 4, 2001, we secured interim financing from E. M. Warburg Pincus & Co., LLC. The financing is a line of credit of $1 million on which we can draw as necessary. As of March 26, 2001, we had borrowed $400,000 from the line of credit.

      As of December 31, 2000, we had $357,000 in cash and cash equivalents and $469,000 in negative working capital. We do not believe that our existing cash and cash equivalents, together with expected cash flows from operations, will be sufficient to fund our operations through April 30, 2001.*
Accordingly, before April 30, 2001, we must consummate the merger with Pitney Bowes, or we must raise additional capital to fund operations, including the continued building of infrastructure and pipeline with respect to our WorkOut product.* We are actively pursuing financing alternatives. However, additional financing may not be available, or, if available, may not be available on acceptable terms or terms that will not be dilutive to our existing stockholders. Our inability to consummate the merger or secure necessary funding could seriously affect our ability to continue operations.*

ITEM 7A.  MARKET RISK DISCLOSURES

      Our investments consist primarily of short-term money market investments that earn interest at a fixed rate. All of our cash equivalents at December 31, 2000 have maturity dates of less than 90 days. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements together with related notes, report of Ernst & Young LLP, Independent Auditors, and supplementary financial information are listed at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

      Certain information required by Part III is omitted from this report on Form 10-K in light of the fact that we will file a Definitive Proxy Statement for our annual meeting of stockholders pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table set forth-certain information as of March 1, 2001, with respect to each person who is one of our executive officers or directors:

              NAME                    AGE                                   POSITION
---------------------------------  -----------  -----------------------------------------------------------------
Kevin D. Moran                         45       President, Chief Executive Officer and Chairman of the Board
David R. Bankhead                      51       Vice President, Chief Financial Officer, Secretary and Treasurer
Jim Flynn                              40       Executive Vice President and Chief Operating Officer
Geraldine McGrath                      51       Vice President, General Counsel and Assistant Secretary
Louis Provenzano                       41       Senior Vice President, Worldwide Sales
John J. Cook, Jr.                      57       Director
Stewart Gross (2)                      41       Director
Randy Katz (1) (2)                     45       Director
Henry Kressel (1)                      67       Director
Timothy F. McCarthy                    49       Director
John Oltman (1) (2)                    55       Director

---------------------------------
(1) Compensation Committee member.

(2) Audit Committee member.

      Mr. Moran has served as our President and Chief Executive Officer since August 3, 1998 and as the Chairman of the Board since January 25, 1999. From 1997 to 1998, Mr. Moran served as senior vice president of Charles Schwab & Co. Prior to 1997, Mr. Moran held numerous positions over a ten-year career at Fidelity Investments. These positions included President of National Financial Brokerage Services and Senior Vice President of Fidelity Investments Institutional Retirement Services. Mr. Moran earned his MBA from Northeastern University and a BA from College of Holy Cross in Worcester, MA. Mr. Moran is a Certified Public Accountant.

      Mr. Bankhead has served as our Vice President and Chief Financial Officer since February 28, 2000. Mr. Bankhead formerly served as Senior Vice President and Chief Financial Officer of Hogan Systems, Inc., a provider of software and services to large banks and financial institutions worldwide. Most recently, Mr. Bankhead was President, Chief Executive Officer and Chief Financial Officer of Xybernet, Inc., which he joined in 1996 after Hogan's acquisition by The Continuum Company. His experience also includes nine years in various positions at Cybertek Corporation including controller, Chief Financial Officer and Chief Operating Officer. Mr. Bankhead is a Certified Public Accountant and earned a BA from California State University, Northridge.

      Mr. Flynn has served as our Chief Operating Officer since December 1, 2000. Mr. Flynn served as CEO of At Work Corp., which was merged into the Company in September 1999. From 1994 until 1996 Mr. Flynn was the Vice President of Greenbar Software. From 1990 until 1994, Mr. Flynn served as Vice President Business Development for International Financial Systems Ltd. From 1983 until 1990 Mr. Flynn held various positions at AT&T, including positions in systems development, engineering and sales. Mr. Flynn holds a BA from Manhattan College and an MBA from New York University. He is a Certified Document Imaging Architect and a Microsoft Certified Professional.

      Ms. McGrath has served as our General Counsel since our inception in 1992. From 1987 until 1992, Ms. McGrath served as Litton Industries' Integrated Automation Division Counsel and Assistant Secretary. From 1986 until 1987, Ms. McGrath served as General Counsel and Assistant Secretary for Integrated Automation, Inc., a predecessor of ours. Ms. McGrath holds a BA from San Francisco State University and a JD from San Francisco Law School and is a member of the American Arbitration Association's Arbitrator and Mediator panels.

      Mr. Provenzano has served as our Senior Vice President, Worldwide Sales since December 2, 1999. Mr. Provenzano came to us from Loan Pricing Corporation, a Reuters subsidiary, where he was Senior Vice President and Director of Sales and Marketing from November 1989 to June 1999. Before joining Loan Pricing Corporation, he was Director of Portfolio Management for First National Bank of Chicago's South American Division and International Banking Officer for The Northern Trust the Company. Mr. Provenzano earned a BA from Boston College and was nominated for Scholar of the College in May 1980.

      Mr. Cook has served as one of our directors since 2000. He serves as managing director of Seaward Management Corporation, Boston, Massachusetts. Mr. Cook has served as president of UAM Investment Services, Inc., and as chairman and chief executive officer of CS First Boston Investment Management, Inc. Mr. Cook's previous appointments included terms as president of Fidelity Investments Institutional Group and managing director of FMR Corporation, as president of Fidelity Management Trust Company. He also worked at Morgan Guaranty Trust Co. and J.P. Morgan Investment Management Company.

      Mr. Gross has served as one of our directors since 1997. Mr. Gross, a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Investors, L.P., and a managing director of E.M. Warburg, Pincus & Co., LLC, has been with E.M. Warburg, Pincus & Co., LLC since 1987. Mr. Gross is a Director of BEA Systems, Inc., SkillSoft, Inc., and several private companies.

      Dr. Katz has served as one of our directors since 1997. Dr. Katz has been a professor at the University of California Berkeley for 17 years and is the past Chairman of the Electrical Engineering and Computer Science Department at UC Berkeley.

      Dr. Kressel has served as one of our directors since our inception in 1992. Dr. Kressel, a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Investors, L.P., and a managing director of E.M. Warburg, Pincus & Co., LLC has been with E.M. Warburg, Pincus & Co., LLC since 1983. Dr. Kressel serves as a director of Nova Corporation, SynQuest, Inc., and EarthWeb, Inc. and several privately held companies.

      Mr. McCarthy has served as one of our directors since January 1999. Mr. McCarthy is the Chairman of the AdvisorTech Corporation, a brokerage systems company founded by Mr. McCarthy in 1998 and based in Tokyo, San Francisco, and Boston. From 1995 to 1998, Mr. McCarthy was President and Chief Operating Officer of Charles Schwab and Company, Inc. From 1994 to 1995, Mr. McCarthy was Chief Executive Officer of Jardine Fleming Unit Trust Ltd. in Hong Kong.

      Mr. Oltman has served as one of our directors since 1996. From 1991 to 1995, Mr. Oltman served as the Chairman of the Board and Chief Executive Officer of SHL Systemhouse Inc., a company that provides client/server consulting and integration services. From 1970 to 1991, Mr. Oltman served as Worldwide Managing Partner for Integration Services for Andersen Consulting and a member of Andersen Consulting's Worldwide Organization Board of Directors. Mr. Oltman serves as a director of Inacom Corp., and a privately held company.

      Each of our directors is elected at an annual meeting of stockholders to serve until the next succeeding annual meeting and until their successors are elected and shall have qualified. There are no family relationships between any director, executive officer or person nominated or chosen by us to become a director or executive officer.

      Section 16(a) Beneficial Ownership Reporting Compliance
      -------------------------------------------------------

      Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of securities ownership on Form 3 and changes in such ownership on Form 4 or Form 5 with the Commission. Such officers, directors and 10%
stockholders are also required by the Commission rules to furnish us with copies of all Section 16(a) reports they file.

      Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons that Forms 5 have been filed for such persons as required, we believe that, during the year ended December 31, 2000, all reporting persons complied with Section16(a) filing requirements applicable to them, except for a Form 3 filed late by Louis Provenzano and a Form 5 filed late by Kevin Moran.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation we paid during the year ended December 31, 2000 to our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                                               Long Term
                                                                                                             Compensation
                                                                                                                 Awards
                                                                                                                 ------
                                                                 Annual Compensation                          Securities
                                                                 -------------------                          Underlying
Name and Principal Position                        Year      Salary($)        Bonus($)      Other ($)(3)   Options/SAR's(#)
---------------------------                        ----      ---------        --------      ------------   ----------------
Kevin D. Moran(1) ..........................       2000        292,308 (4)    140,000 (2)            -                 -
   President, Chief Executive Officer and          1999        266,455        350,000              887           300,000
Chairman of the Board                              1998        107,019        125,000                -           530,000

James Flynn (5) ............................       2000        180,000         14,850          500,000           100,000
    Executive Vice President and Chief
     Operating Officer

Louis Provenzano (6) .......................       2000        175,000              -          175,000                 -
    Senior Vice President Worldwide Sales

Geraldine McGrath ..........................       2000        150,424 (4)          -                -                 -
    Vice President, General Counsel and            1999        143,408         52,000              438            25,000
     Assistant Secretary                           1998        135,527          5,000                -            15,000

David Bankhead (7) .........................       2000        145,385              -                -           120,000
    Vice President, Chief Financial Officer,
     Secretary and Treasurer

----------

(1) Mr. Moran joined us in August 1998 as President and Chief Executive Officer. In January 1999, Mr. Moran was appointed Chairman of the Board.
(2) A portion of this was earned in 2000 but paid in 2001. Amounts paid in 2001 were as follows: $35,000.00.
(3) Includes taxable and other income including commissions. Mr. Flynn's other income represents a retention bonus.
(4) Includes income from pay in lieu of vacation time as follows: Mr. Moran, $10,769; and Ms. McGrath, $5,815;
(5)   Mr. Flynn joined us in September 1999.
(6)   Mr. Provenzano joined us in December 1999.
(7)   Mr. Bankhead joined us in February 2000.

Option Grants During Fiscal 2000

      The following table sets forth, as to the Named Executive Officers, information concerning stock options granted during the fiscal year ended December 31, 2000.

                                                                Individual Grants
                                            ----------------------------------------------------
                                                          % of Total                               Potential Realizable Value
                                             Number of      Options                                  at Assumed Annual Rates
                                            Securities    Granted to                               of Stock Price Appreciation
                                            Underlying     Employees     Average                        for Option Term (5)
                                              Options      in Fiscal    Exercise     Expiration   ------------------------------
                    Name                     Granted(1)     Year(4)       Price         Date             5%             10%
                  --------                  ------------  ----------   ----------   ------------  -------------- ----------------
   Kevin D. Moran......................              -            -            -              -               -                -
   David R. Bankhead (2) (6)...........        120,000         19.8%       $7.69        2/28/10        $580,155       $1,470,227
   James Flynn  (3) (6)................        100,000         16.5%       $1.09        12/1/10         $68,788        $ 174,323
   Geraldine McGrath ..................              -            -            -              -               -                -
   Louis Provenzano....................              -            -            -              -               -                -

------------
(1) Options granted under the 1996 Stock Plan generally become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48th of the shares subject to the option at the end of each month thereafter, as long as the individual is employed by us.

(2) Mr. Bankhead was granted options with revised vesting. These stock options vest 50% at the end of six months and an additional 10,000 options vest per month until fully vested after twelve months.

(3) Mr. Flynn was granted options with revised vesting. These options vest over a three-year period as follows: 30% of the shares subject to the option vest twelve months after the date of the grant (Vesting Commencement Date), 2.5% of the shares subject to the option vest each month thereafter until the second anniversary of the Vesting Commencement Date, and 3.33% of the shares subject to the option vest each month thereafter until the third anniversary of the Vesting Commencement Date.

(4) We granted options to employees and directors to purchase 606,650 shares of Common Stock during 2000.

(5) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent our estimate or projection of future Common Stock prices.

(6) Options granted to Mr. Bankhead are subject to accelerated vesting under change of control provisions contained in an employment agreement between Mr. Bankhead and us. Options granted to Mr. Flynn are subject to accelerated vesting under change of control provisions contained in the option agreement between Mr. Flynn and us.

Option Exercises During Fiscal 2000

      The following table sets forth information concerning option holdings for the fiscal year ended December 31, 2000, with respect to each of the Named Executive Officers. No stock appreciation rights were granted during such year.

         Aggregated Option Exercises and Fiscal Year-end Option Values

                                                                       Number of Securities            Value of Unexercised
                                          Shares                      Underlying Unexercised               In-the-Money
                                         Acquired                      Options at 12/31/00           Options at 12/31/00(1)
                                            on          Value      ---------------------------   -----------------------------
                Name                     Exercise    Realized($)   Exercisable   Unexercisable   Exercisable     Unexercisable
             ----------                 ----------  ------------   -----------   -------------   -----------     -------------
    Kevin D. Moran...................      97,240     $541,242        384,009       348,751                -               -
    David R. Bankhead................           -            -        100,000        20,000                -               -
    James Flynn......................           -            -         15,625       134,375                -               -
    Geraldine McGrath................       8,400      $34,268         53,375        29,125           $4,844               -
    Louis Provenzano.................           -            -         18,750        56,250                -               -

------------
(1) Based on the fair market value of our Common Stock Price on December 31, 2000, $0.5625 per share, as reported on the Over The Counter Bulletin Board less the exercise price payable for such shares.

Director Compensation

      Along with certain stock options, Messrs. Katz, McCarthy, Oltman and Cook each receives $4,500 each quarter plus reimbursement for actual travel expenses.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of our Board of Directors, formed in January 1994, currently consists of Messrs. Katz, Kressel and Oltman. None of these individuals were at any time during fiscal 2000, or at any other time, one of our officers or employees. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 15, 2001, certain information with respect to the beneficial ownership of our Common Stock by (i) each person known by us to own beneficially more than 5%)of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of the executive officers named in the table under "Executive Compensation--Summary Compensation Table" and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address for each stockholder is: c/o Alysis Technologies, Inc., 1900 Powell Street, Suite 110, Emeryville, CA 94608-1840.

                                                                                            Shares Beneficially
      Name and Address of Beneficial Owner                                                      Owned(1)(2)
      ------------------------------------                                                 ---------------------
                                                                                             Number     Percent
                                                                                           ---------   ---------
     Warburg, Pincus Investors, L.P.(2)..............................................        4,647,212      41.6
             466 Lexington Avenue
             New York, NY 10017

     Henry Kressel(2)(3).............................................................        4,647,212      41.6
             466 Lexington Avenue
             New York, NY 10017

      Stewart K. P. Gross(2)(3).......................................................      4,647,212      41.6
             466 Lexington Avenue
             New York, NY 10017

      Johann Magnusson (4) ...........................................................        869,700       7.8
             c/o Rocket Software
             2 Apple Hill Drive
             Natick, MA 01760

      Kevin D. Moran(5)...............................................................        534,567       4.8

      James Flynn (6).................................................................        259,806       2.3
             c/o Alysis Technologies, Inc.
             11 John Street, 25th Floor
             New York, New York 10038

      Timothy F. McCarthy (7).........................................................        187,708       1.7
             c/o AdvisorTech Corporation
             235 Pine Street, Suite 1500
             San Francisco, California 94104-2732

      John R. Oltman(8)...............................................................        114,854       1.0
             c/o JRO Consulting
             P.O. Box 8069
             Avon, Colorado 81620

      David Bankhead (9)..............................................................        120,000       1.1

      Geraldine McGrath(10)...........................................................        119,971       1.1

      Louis Provenzano (11)...........................................................        117,062       1.0
             c/o Alysis Technologies, Inc.
             11 John Street, 25th Floor
             New York, New York 10038

      Randy H. Katz (12) .............................................................         41,125         *
             c/o Computer Science Div., EECS Dept;
             637 Soda Hall
             Berkeley, California 94720-1776

      John J. Cook, Jr. (13)..........................................................         43,250         *
             c/o Seaward Management Corporation
             10 Post Office Sq., Suite 1050
             Boston, Massachusetts 02109-4601

      All Named Executive Officers and directors as a group (11 persons)(14)..........      6,185,555      55.4

---------------
 * Less than one percent (1%)
            (1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2001, are deemed outstanding. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite each stockholder's name.

            (2) Does not include 2,417,112 shares of non-voting Class B Common Stock owned by Warburg which represents all outstanding Class B Common Stock, nor 400 shares of non-voting Class B Preferred Stock owned by Warburg, which represents all outstanding Class B Preferred Stock.
            (3) The sole General Partner of Warburg, Pincus Investors, L.P. ("Warburg") is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("E.M. Warburg"), manages Warburg. The partners of WP and the members of E.M. Warburg are substantially the same. Lionel I. Pincus is the Managing Partner of WP and the Managing Member of E.M. Warburg and may be deemed to control both entities. WP has a 20% interest in the profits of Warburg, and owns 1.13% of the limited partnership interests in Warburg. Messrs. Kressel and Gross, members of our Board of Directors, are Managing Directors and members of E.M. Warburg and General Partners of WP. As such, Messrs. Kressel and Gross may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934, as amended) in an indeterminate portion of the shares beneficially owned by Warburg, E.M. Warburg and WP.
            (4)   5% shareholder.
            (5)   Includes 415,032 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2001.
            (6)   Includes 19,791 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2001.
            (7)   Includes 187,708 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2001.
            (8)   Includes 93,854 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2001. Mr. Oltman's options are granted to JRO Consulting, Inc., a company of which he owns 100% of the capital stock and through which he provides services to us solely in his capacity as Director.
            (9)   Includes 120,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2001.
            (10)  Includes 59,541 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2001.
            (11)  Includes 26,562 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2001.
            (12)  Includes 41,125 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2001.
            (13)  Includes 31,250 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 15, 2001.
            (14)  Includes 995,905 shares subject to options exercisable within
                  60 days of March 15, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

      The following is a description of transactions during the last fiscal year to which we were a party, in which the amount involved in the transaction exceeds $60,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock have or will have a direct material interest other than compensation arrangements that are described elsewhere herein.

      In February 2000, we entered into an employment agreement with David R. Bankhead (the "Employment Agreement"). Pursuant to the Employment Agreement Mr. Bankhead is paid an annual base salary of $180,000 and is eligible for a discretionary bonus based on performance of up to 40% of his base annual salary, any such bonus is to be paid by January 31 for the preceding year's performance. Mr. Bankhead was also granted options to purchase 120,000 shares of our Common Stock. These stock options vest 50% at the end of six months and an additional 10,000 options vest per month until fully vested after twelve months. If a Change of Control (as defined in the Employment Agreement) occurs and if Mr. Bankhead is not offered the position of Chief Financial Officer of the Combined Entity (as defined in the Employment Agreement), the vesting of such stock options shall become accelerated such that 100% of such stock options shall become immediately exercisable even as to stock options which are otherwise unvested. If Mr. Bankhead's employment is terminated by us for other than cause during the first six months of his employment, the vesting of such stock options shall become accelerated such that 50% of such stock options shall become immediately exercisable even as to stock options which are otherwise unvested. If Mr. Bankhead's employment is terminated by us for other than cause during the second six months of his employment, the vesting of such stock options shall become accelerated such that 100% of such stock options shall become immediately exercisable even as to stock options which are otherwise unvested. Mr. Bankhead is eligible to receive additional stock options at the discretion of the Board of Directors.

      In December 2000, we entered into an employment agreement with James Flynn (the "Employment Agreement"). Pursuant to the Employment Agreement Mr. Flynn is paid an annual base salary of $225,000; commencing in the year 2001 and will be eligible for a discretionary bonus based on performance of up to 50% of his base salary. Mr. Flynn was also granted options to purchase 100,000 shares of our Common Stock. These options vest over a three-(3-) year period as follows:
Thirty percent (30%) of the shares subject to the option vest twelve (12) months after the date of the grant (Vesting Commencement Date), two and one-half percent (2.5%) of the shares subject to the option vest each month thereafter until the second anniversary of the Vesting Commencement Date, and three and one-third percent (3.33%) of the shares subject to the option vest each month thereafter until the third anniversary of the Vesting Commencement Date. If a Change of Control (as defined in the Employment Agreement) during the employment period occurs and if Mr. Flynn is not offered a position equivalent to or more senior than Chief Operating Officer ("COO") of the Combined Entity (as defined in the Employment Agreement), the option shall become immediately exercisable as to fifty percent (50%) of the shares subject to the option. Further, in the event of a Change of Control following the employment period, and provided that Mr. Flynn has not been offered a position equivalent to or more senior than COO of the Combined Entity, the option shall become immediately exercisable as to one hundred percent (100%) of the shares subject to the option. If, during the employment period, we terminate Mr. Flynn's employment other than for disability or cause, then, in lieu of any severance benefits to which Mr. Flynn may otherwise be entitled under our severance plans or programs, Mr. Flynn shall be entitled to payment of the greater of (i) his salary until the end of the employment period or (ii) his salary for one year.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:
         (1) Financial Statements - see "Index to Consolidated Financial Statements"
         (2)  Financial Statement Schedule:
                  Schedule II - Valuation and Qualifying Accounts
                  All schedules, except those listed above, have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

         (3)  Exhibits

          3.1(a)*   Certificate of Incorporation of the Registrant, as amended
                    (formerly Exhibit 3.1)
          3.2*      Bylaws of the Registrant.
          4.1*      Stockholders' Agreement dated July 31, 1992; Amendment No. 1 to Stockholders' Agreement dated May 28, 1996.
          5.1***    Opinion of Wilson Sonsini Goodrich & Rosati, P.C. as to
                    legality of securities being registered.
          10.1+*    Agreement between Mellon Bank Corporation and the Registrant dated March 24, 1995.
          10.2*     1992 Stock Plan.
          10.3*     1996 Stock Plan.
          10.4*     1996 Employee Stock Purchase Plan.
          10.5*     Loan and Security Agreement dated May 20, 1994 between
                    Registrant and Bank of the West; First Amendment dated
                    May 22, 1995; Second Amendment dated February 21, 1996;
                    Form of Third Amendment.
          10.6*     Severance and Non-Compete Agreement dated July 31, 1992
                    between Chakravarthi V. Ravi and the Registrant.
          10.7*     Lease by and between Watergate Tower Associates and the
                    Registrant dated June 30, 1993
          10.8*     Form of Indemnity Agreement.
          10.9*     Share Exchange Agreement dated May 29, 1996 between the
                    Registrant, Warburg, Pincus Investors, L.P. and holders of the Registrant's Series A Preferred Stock.
          10.10*    Amendment No. 1 to the Share Exchange Agreement dated
                    November 6, 1996 between the Registrant, Warburg, Pincus
                    Investors, L.P. and holders of the Registrant's Series A
                    Preferred Stock.
          10.11**   Employment Agreement between the Registrant and Kevin D.
                    Moran, dated July 22, 1998.
          10.12**   Severance and Non-Compete Agreement between the Registrant and Dr. C.V. Ravi, dated July 22, 1998.
          10.13***  1998 Employee Stock Purchase Plan
          10.14***  Stock Option Agreement between the Company and Kevin D.
                    Moran
          10.15***  Stock Option Agreement between the Company and Timothy F.
                    McCarthy
          10.16**** Asset Purchase Agreement between the Registrant and Computer
                    Sciences Corporation dated August 16, 2000.
          21.1*     Subsidiaries of the Registrant
          23.1      Consent of Ernst & Young LLP, Independent Auditors.
          24.1      Power of Attorney (see page 44)

          -------------
          + Confidential treatment has been granted for portions of these agreements.
          * Incorporated by reference to the exhibits filed with the Company's registration statement on Form SB-2

              (Registration Statement No. 333-4928-LA)
          ** Incorporated by reference to the exhibits filed with the Company's September 30, 1998 Form 10-Q
         *** Incorporated by reference to the exhibits filed with the Company's March 1, 1999 Form S-8
         **** Incorporated by reference to the exhibits filed with the Company's
              September 8, 2000 Form S-8.

     (b) Reports on Form 8-K.
         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

                           ALYSIS TECHNOLOGIES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors.................................................    36
     Balance Sheets....................................................................................    37
     Statements of Operations..........................................................................    38
     Statements of Stockholders' Equity................................................................    39
     Statements of Cash Flows..........................................................................    40
     Notes to Financial Statements.....................................................................    41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Alysis Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Alysis Technologies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alysis Technologies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that Alysis Technologies, Inc., will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and has an accumulated deficit of approximately $33.2 million as of December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /S/ ERNST & YOUNG LLP

Walnut Creek, California
January 25, 2001,
except for Note 11 as to which the date is March 20, 2001

                           ALYSIS TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                                             December 31,
                                                                                                        --------------------
                                                                                                          2000        1999
                                                                                                        --------    --------
Assets
Current assets:
      Cash and cash equivalents..................................................................       $    357    $  9,159
      Restricted cash............................................................................            500          --
      Accounts receivables, including unbilled of $312 at December 31,
          2000 and $548 at December 31, 1999, less allowance for
          doubtful accounts of $252 at December 31, 2000 and $126 at
          December 31, 1999......................................................................          1,010       1,798
      Other current assets.......................................................................            214         494
                                                                                                        --------    --------
      Total current assets.......................................................................          2,081      11,451
Property and equipment, net......................................................................            584         770
Other assets.....................................................................................             58          43
Acquired technology, net...........................................................................        1,487       2,337
                                                                                                        --------    --------
                                                                                                        $  4,210    $ 14,601
                                                                                                        ========    ========

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable...........................................................................       $    714    $    547
      Accrued compensation and related liabilities...............................................            581       2,483
      Deferred revenues..........................................................................            393       2,073
      Other accrued liabilities..................................................................            862         484
                                                                                                        --------    --------
         Total current liabilities                                                                         2,550       5,587

Commitments (Note 4)
Stockholders' equity:
      Convertible preferred stock, Series B, $0.01 par value: 5,000,000 shares authorized;
         400 shares issued and outstanding (aggregate liquidation preference
         of $4,393,000)..........................................................................          3,814       3,814
      Common stock, $0.01 par value: 35,000,000 shares authorized;
         11,113,101 shares issued and outstanding at December 31, 2000
         and 10,619,792 shares issued and outstanding shares-at December 31, 1999................            111         106
      Class B common stock, $0.01 par value: 5,000,000 shares authorized;
         2,417,112 shares issued and outstanding at December 31, 2000 and 1999...................             25          25
      Additional paid-in capital.................................................................         30,984      29,911
      Accumulated deficit........................................................................        (33,225)    (24,515)
      Deferred compensation......................................................................            (50)       (327)
      Other accumulated comprehensive income.....................................................              1          --
                                                                                                        --------    --------
         Total stockholders' equity                                                                        1,660       9,014
                                                                                                        --------    --------
                                                                                                        $  4,210    $ 14,601
                                                                                                        ========    ========

                            See Accompanying Notes

                            ALYSIS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                    Years ended December 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
Revenues:
    License                                                     $  2,928    $  7,623    $  3,141
    Service                                                        2,458       7,290       5,661
    Maintenance                                                    3,274       4,899       4,369
                                                                --------    --------    --------
      Total revenues                                               8,660      19,812      13,171

Cost of revenues:
    License                                                          874         287         231
    Service                                                        1,130       3,948       5,171
    Maintenance                                                    1,409       2,129       2,500
                                                                --------    --------    --------
      Total cost of revenues                                       3,413       6,364       7,902

Operating expenses:
    Sales and marketing                                            5,555       4,476       5,234
    General and administrative                                     8,607       7,758       7,850
    Product development                                            3,755       1,874       4,861
                                                                --------    --------    --------
      Total operating expenses                                    17,917      14,108      17,945
                                                                --------    --------    --------

Operating loss                                                   (12,670)       (660)    (12,676)

Other income:
    Interest income and other                                        183         349         395
    Gain on sale of product line                                   3,777          --          --
                                                                --------    --------    --------
Net loss                                                        $ (8,710)   $   (311)   $(12,281)

    Preferred stock dividends                                        276         117          --
                                                                --------    --------    --------
Net loss applicable to common stockholders                      $ (8,986)   $   (428)   $(12,281)
                                                                ========    ========    ========
Basic and diluted net loss per share applicable to common
    stockholders                                                $  (0.67)   $  (0.03)   $  (1.06)
                                                                ========    ========    ========
Shares used in computing basic and diluted net loss per share
    applicable to common stockholders                             13,385      12,326      11,596
                                                                ========    ========    ========

                            See Accompanying Notes

                           ALYSIS TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                               Convertible                                                                   Other
                             Preferred Stock     Common Stock       Additional                            Accumulated
                             ---------------    ------------------   Paid-in   Accumulated    Deferred   Comprehensive Stockholders'
                             Shares   Amount    Shares     Amount     Capital    Deficit    Compensation     Income        Equity
                             ---------------    ------------------   --------  ------------ ------------ -------------  ------------
Balances, January 1, 1998          -- $   --    11,283,572   $ 114    $27,563  $    (11,923)    $   (131)        $  --   $   15,623
  Issuance of common stock
    under stock option and
    stock purchase plans           --     --       469,869       4        344            --           --            --          348
  Deferred compensation
    resulting from grant of
    options                        --     --            --      --        243            --         (243)           --          --
  Amortization of deferred
    compensation                   --     --            --      --         --            --          133            --          133
  Net loss and
  comprehensive loss               --     --            --      --         --       (12,281)          --            --      (12,281)
                                 ----  -----    ----------   -----    -------   -----------  -----------         -----   ----------
Balances, December 31, 1998        --     --    11,753,441     118    $28,150       (24,204)        (241)           --        3,823
  Issuance of common stock
    under stock option and
    stock purchase plans,
    net of repurchases             --     --       803,432       8        681            --           --            --          689

  Issuance of common stock
    in connection with
    busineSS combination           --     --       480,031       5        745            --           --            --          750
  Issuance of convertible
    preferred stock, net
    of issuance costs             400  3,814            --      --         --            --           --            --        3,814
 Dividends on convertible
    preferred stock                --     --            --      --       (117)           --           --            --         (117)
  Deferred compensation
    resulting  from grant of
    options to consultants.        --     --            --      --        452            --         (452)           --           --
  Amortization of deferred
    compensation                   --     --            --      --         --            --          366            --          366
  Net loss and
comprehensive loss                 --     --            --      --         --          (311)          --            --         (311)
                                 ----  -----    ----------   -----    -------   -----------  -----------         -----   ----------
Balances, December 31, 1999       400  3,814    13,036,904     131     29,911       (24,515)        (327)           --        9,014
  Issuance of common stock
    under stock option and
    stock purchase plans           --     --       493,309       5        673            --           --            --          678
  Reversal of deferred
    compensation to
    consultants.                   --     --            --      --       (265)           --          265            --           --
  Amortization of deferred
    compensation                   --     --            --      --         --            --           12            --           12
  Stock compensation charge
    incurred in connection
    with sale of product
    line (Note 9)                  --     --            --      --        868            --           --            --          868
  Issuance of warrants             --     --            --      --         73            --           --            --           73
 Dividends on convertible
    preferred stock                --     --            --      --       (276)           --           --            --         (276)
  Foreign currency translation     --     --            --      --         --            --           --             1            1
  Net loss                         --     --            --      --         --        (8,710)          --            --       (8,710)
                                                                                                                         ----------
  Comprehensive net loss           --     --            --      --         --            --           --            --       (8,709)
                                 ---- ------    ----------   -----    -------   -----------  -----------         -----   ==========
Balances, December 31, 2000       400 $3,814    13,530,213   $ 136    $30,984   $   (33,225)    $    (50)        $   1   $    1,660
                                 ==== ======    ==========   =====    =======   ===========  ===========         =====   ==========

                            See Accompanying Notes

                           ALYSIS TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

Operating Activities                                                                         Year Ended December 31,
                                                                                        --------------------------------
                                                                                          2000        1999        1998
                                                                                        --------    --------    --------
       Net loss applicable to common stockholders                                       $ (8,986)   $   (428)   $(12,281)
       Adjustments to reconcile net loss applicable to common
          stockholders to net cash used in operating activities:
             Depreciation and amortization                                                 1,322         567         351
             Amortization of deferred compensation                                            12         366         133
             Amortization of deferred financing costs                                         24          --          --
             Gain on sale of product line                                                 (3,777)         --          --
             Gain on sale of equipment                                                        (2)         --          --
             Changes in  operating assets and liabilities, net of effects of business combinations and dispositions:
                   Restricted cash                                                          (500)         --          --
                   Accounts receivables                                                      (76)       (756)      7,816
                   Other current assets                                                      277         184          70
                   Other assets                                                               34         (34)         --
                   Accounts payable                                                          167         418         (97)
                   Accrued compensation and related liabilities                           (1,782)        674         409
                   Deferred revenues                                                         (95)     (1,805)        832
                   Other accrued liabilities                                                 549         (87)      1,378
                                                                                        --------    --------    --------
Net cash used in operating activities                                                    (12,833)       (901)     (1,389)

Investing Activities
       Business combination, net of cash acquired                                             --      (1,597)         --
       Purchase of property and equipment                                                   (410)       (428)       (472)
       Net proceeds from sales of property and equipment                                      23          --          37
       Net proceeds from the sale of product line                                          3,739          --          --
       Purchases of short term investments                                                    --          --     (10,826)
       Maturities of short term investments                                                   --          --      12,826
                                                                                        --------    --------    --------
Net cash provided by (used in) investing activities                                        3,352      (2,025)      1,565

Financing Activities
       Net proceeds from issuance of preferred stock                                          --       3,814          --
       Net proceeds from issuance of common stock                                            678         728         348
       Repurchases of common stock                                                            --         (39)         --
                                                                                        --------    --------    --------
Net cash provided by financing activities                                                    678       4,503         348
                                                                                        --------    --------    --------
Effect of exchange rate changes on cash and cash equivalents                                   1          --          --
Net (decrease) increase in cash and cash equivalents                                      (8,802)      1,577         524
Cash and cash equivalents at beginning of year                                             9,159       7,582       7,058
                                                                                        --------    --------    --------
Cash and cash equivalents at end of year                                                $    357    $  9,159    $  7,582
                                                                                        ========    ========    ========

Supplemental disclosure of non-cash information:
       Cash paid for interest                                                           $     --    $     --    $      5
                                                                                        ========    ========    ========
Supplemental noncash investing and financing information:
       Deferred stock compensation related to stock options                             $   (265)   $    452    $    243
                                                                                        ========    ========    ========
       Valuation of warrants issued in connection with credit agreement                 $     73    $     --    $     --
                                                                                        ========    ========    ========
       Common stock issued in business combination                                      $     --    $    750    $     --
                                                                                        ========    ========    ========


                            See Accompanying Notes

                           ALYSIS TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

      The Company

      Alysis Technologies, Inc. (previously known as IA Corporation) was incorporated on July 20, 1992. We provide EBPP software to utilities and telecommunications companies, service bureaus and other companies requiring large-scale distribution of business bills primarily in North America.

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant net losses that have resulted in an accumulated deficit of $33.2 million as of December 31, 2000, and periodic cash flow difficulties, all of which raise substantial doubt of our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2001, and with a cash balance of $357,000 at December 31, 2000, and expected cash requirements for the coming year, there is substantial doubt as to our ability to continue operations. We are attempting to improve these conditions by way of a merger agreement with Pitney Bowes (See Note 11). In the event the merger is not consummated, we will pursue financing alternatives. However, additional financing may not be available, or, if available, may not be available on acceptable terms or terms that will not be dilutive to our existing stockholders.

      Consolidation

      The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

      Reclassifications

      Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation in the financial statements.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Property and Equipment

      Property and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from three to seven years.

      Acquired Technology

      Acuired technology represent purchased technology acquired in the acquisition of At Work on September 15, 1999. This acquired technology is being amortized over three years. Accumulated amortization was approximately $1,059,000 at December 31, 2000 and $210,000 at December 31, 1999.

      Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to be Disposed Of, we review long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

      Software Development Costs

      We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. As of December 31, 2000, such capitalized software development costs have been insignificant and all software development costs have been charged to product development expenses in the accompanying consolidated statements of operations.

      Income Taxes

      The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method requires that the expected future consequences of temporary differences between the tax and reporting basis of assets and liabilities be recognized as deferred tax assets and liabilities.

      Revenue Recognition

      In October of 1997 the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2 "Software Revenue Recognition", which has been amended by SOP 98-4 and SOP 98-9. These statements set forth generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2, as amended by SOP 98-4, was effective for revenue recognized under software license and service arrangements beginning January 1, 1998. SOP 98-9 amends SOP 97-2 and requires recognition of revenue using the "residual method" when certain criteria are met. The implementation of these provisions of SOP 98-9 was effective for the Company's fiscal year ending December 31, 2000. The adoption of these provisions did not have a material impact on the Company's financial results.

      Our revenues are derived from software licenses, maintenance and support contracts and implementation and training services. Software license and service revenue from contracts requiring significant customization services are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. The implementation of these application frameworks can take several months or more depending on the complexity of the customer's environment and the resources directed by the customers to the implementation projects. Estimated losses, if any, on contracts are reported in the period in which such losses become known.

      Revenues from contracts for software licenses not requiring significant customization are recognized upon delivery and installation of the software if there is persuasive evidence of an arrangement, collection of the related receivable is probable and the fee is fixed or determinable. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting , the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

      Vendor specific objective evidence of fair value of services is based upon hourly rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

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

      Stock-Based Compensation

      We generally grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for employee stock options in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations rather than under Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). We have adopted the "disclosure only" alternative described in FAS 123.

      We account for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and the Emerging Issues Task Force in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18").

      Segment Reporting

      We comply with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. We operate in one segment.

      Net Loss per Common Share

      Basic net loss per common share is calculated by dividing net loss applicable to common stockholders for the period by the weighted average number of our commons shares outstanding. Because we reported a net loss for each of the years ended December 31, 2000, 1999, and 1998, all common stock equivalents are anti-dilutive and accordingly have been excluded from the earnings per common share computation.

     Stock options and other stock equivalents to purchase 3,156,752, 3,066,150, and 3,175,596 shares of common stock were outstanding at December 31, 2000, 1999, and 1998, respectively but were not included in the computation of diluted earnings per common share because they were anti-dilutive.

2.    Factoring Agreement

      On August 28, 2000, we entered into a factoring agreement with Pacific Business Funding. We receive a cash advance for 80% of the face amount of accounts receivables balances it factors. The cash advance bears interest of 1% per month. We remit the advance and interest due when the factored receivable is paid by the customer. As of December 31, 2000, we have not factored any accounts receivables.

      In connection with the accounts receivable factoring agreement, we issued to the lender warrants to purchase 30,477 shares of common stock at an exercise price of $3.609 per share. The value attributable to these warrants was calculated using the Black-Scholes valuation model with the following weighted-average assumptions: risk free interest rate of approximately 6.0%, fair value at date of grant of $2.59, contractual life of 5 years, 163% volatility, and no expected dividends. The deemed fair value associated with these warrants was calculated at $73,450 and is recorded as debt financing cost and an increase to additional paid in capital. This discount is being amortized over the life of the related factoring agreement as additional interest cost.

3.    Property and Equipment

         Property and equipment consists of the following (in thousands):


                                                            December 31,
                                                         ------------------
                                                            2000       1999
                                                         -------    -------
          Computer equipment and software..........      $ 2,174    $ 2,541
          Furniture and fixtures...................          371        389
          Other....................................          110         99
                                                         -------    -------
                                                           2,655      3,029
          Less accumulated depreciation............       (2,071)    (2,259)
                                                         -------    -------
                                                             584    $   770
                                                         =======    =======

      Depreciation expense was $452,000, $353,000, and $351,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

4.  Commitments

      We lease office space and certain equipment under long-term non-cancelable operating leases. These operating leases expire in various years through 2004. Future minimum lease payments for the years ending December 31 are as follows (in thousands):

                    2001...............................     $1,148
                    2002...............................      1,053
                    2003...............................        788
                    2004...............................        260
                                                            ------
                    Total..............................     $3,249
                                                            ======

      Rent expense under all operating leases was $1.4 million, $1.6 million, and $1.6 million, during the years ended December 31, 2000, 1999 and 1998, respectively.

5.  Stockholders' Equity

       Preferred Stock

           On July 30, 1999 we issued 400 shares of Series B Preferred Stock to our largest stockholder, raising net proceeds of $3,814,000. Each share of Series B Preferred Stock is convertible at any time at the option of the holder into approximately 5,229 shares of Class B Common Stock. The conversion price of the Series B Preferred Stock is $1.9125 per share, which represents a 16% premium over the average closing price of our Common Stock during the ten days prior to subscription. The conversion price is not subject to any reset or "floating" adjustment, other than standard anti-dilution protection. The holders of Series B Preferred Stock will be entitled to cumulative annual dividends of 7% of the purchase price, which are payable semi-annually in cash or, at our option, with shares of our Class B Common Stock. The Class B Common Stock is convertible into Common Stock. Upon the occurrence of certain events, the Series B preferred Stock has liquidation preference equal to the initial purchase price plus accrued but unpaid dividends. The Series B Preferred Stock is also entitled to certain registration rights.

       Class B Common Stock

      At December 31, 2000, and 1999, 2,417,112 shares of Class B common stock were outstanding. The Class B common stock has the same rights, preferences, privileges, and restrictions as the common stock, except that the Class B common stock has very limited voting rights and does not vote for the election of directors. The shares of Class B common stock are also convertible at any time at the option of the holder into common stock, so long as such conversion does not result in the holder obtaining greater than 49% of our outstanding voting securities.

       Stock Repricing

      In August 1998, the Board of Directors approved a stock option repricing program pursuant to which our employees elected to exchange or amend their then outstanding employee stock options for new employee stock options having an exercise price of $1.75 per share (equal to the fair market value of our common stock on August 17, 1998), with exercisability generally prohibited until September 29, 1998, except in the event of death or disability. A total of 1,208,378 options with exercise prices ranging from $1.81 to $6.00 per share were exchanged or amended under the program.

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

      At December 31, 2000, 3,100,000 shares of common stock are reserved for issuance under our 1996 Stock Plan (the "1996 Plan") which provides for the grant of ISO's, NSO's and stock purchase rights. All options under the 1996 Plan expire ten years after the date of the grant and generally become vested and exercisable 25% one year after date of grant and then 1/48 at the end of each month thereafter.

      Stock option data under both of the above plans is as follows:


                                                                Number of        Weighted Average Exercise
                                                                 Shares         Price of Shares Under Plans
                                                              --------------    ----------------------------
Options outstanding at January 1, 1998.............              1,716,125                    1.55
Options granted....................................              3,533,000                    1.67
Options exercised..................................               (278,619)                   0.12
Options canceled...................................             (1,794,910)                   2.31
                                                              --------------              ----------
Options outstanding at December 31, 1998...........              3,175,596                    1.38
Options granted....................................              1,538,450                    2.20
Options exercised..................................               (671,521)                   0.82
Options canceled...................................               (976,375)                   1.59
                                                              --------------              ----------
Options outstanding at December 31, 1999...........              3,066,150                    1.85
Options granted....................................                857,118                    4.85
Options exercised..................................               (353,471)                   1.35
Options canceled...................................               (443,045)                   2.59
                                                              --------------              ----------
Options outstanding at December 31, 2000...........              3,126,752                $   2.62
                                                              ==============              ==========

      The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 were $4.51, $2.18 and $0.47, respectively. At
December 31, 2000, 771,802 options to purchase common stock were available for future option grants. The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:


                                   Options Outstanding                      Options Exercisable
                     -------------------------------------------------  -----------------------------
                                        Weighted
                                         Average                                           Weighted
                                        Remaining         Weighted                         Average
 Range of Exercise       Number       Contractual          Average         Number of       Exercise
      Prices           of Shares          Life         Exercise Price       Shares          Price
-------------------- --------------- ----------------  ---------------  --------------  -------------
  $ 0.29 - $ 0.43            32,250       1.98           $  0.31               27,182       $  0.29

  $ 0.50 - $ 0.56           167,681       7.99           $  0.56               93,761       $  0.56

  $ 0.94 - $ 1.31           485,270       8.57           $  1.19              174,028       $  1.23

  $ 1.43 - $ 2.00         1,561,526       7.65           $  1.79              938,807       $  1.79

  $ 2.31 - $ 3.25           275,525       9.48           $  3.03               64,166       $  3.14

  $ 4.00 - $ 6.00           346,500       9.16           $  5.24               20,583       $  5.01

  $ 6.25 - $ 9.40           237,500       9.10           $  7.67              118,125       $  7.65

       $ 12                  20,500       9.17           $ 12.00                    -             -
                     --------------  ----------------  ---------------  --------------  -------------
                          3,126,752       8.20           $  2.62            1,436,652        $  2.20
                     ==============  ================  ===============  ==============  =============

      For the years ended December 31, 1999, there were 794,794 options exercisable at a weighted-average price of $1.52 per share. For the year ended December 31, 1998, there were 728,866 options exercisable at a weighted average exercise price of $0.92 per share.

      Stock-Based Compensation

      During the years ended December 31, 2000, 1999 and 1998, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           Stock Option Plans                  Employee Stock Purchase Plans
                                   ------------------------------------    --------------------------------------
                                         Year Ended December 31,                  Year Ended December 31,
                                   ------------------------------------    --------------------------------------
                                      2000        1999        1998            2000         1999         1998
                                      ----        ----        ----            ----         ----         -----
Risk-free interest rate........       5.35%       6.00%       5.04%           5.35%        6.00%        5.04%
Volatility.....................       1.64        1.70        1.21            1.64         1.70         1.21
Dividend Yield.................       0.0%        0.0%        0.0%            0.0%         0.0%         0.0%
Expected Life in Years.........       4.50        4.81        4.97            0.50         0.50         0.50

      Had compensation cost been determined based upon the fair value at the date of grant for awards under our two option plans, and the Employee Stock Purchase Plan, consistent with the methodology prescribed under FAS 123, our net loss and net loss per share for the years ended December 31, 2000, 1999 and 1998 respectively, would have been impacted as follows:

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                                 2000           1999          1998
                                                             ------------    ----------   -----------
Net loss
  applicable to common stockholders--as reported.....        $    (8,986)    $    (428)   $  (12,281)
Net loss
  applicable to common stockholders--pro forma.......        $   (12,190)    $  (4,164)   $  (13,033)
Basic and diluted net loss per share
  applicable to common stockholders--as reported.....        $     (0.67)    $   (0.03)   $    (1.06)
Basic and diluted net loss per share
  applicable to common stockholders--pro forma.......        $     (0.91)    $   (0.34)   $    (1.12)

       Employee Stock Purchase Plans

      Under the 1996 Employee Stock Purchase Plan (the "Plan"), 400,000 shares of common stock have been reserved for issuance. The Plan has 24-month offering periods, with each offering period divided into four consecutive six-month purchase periods. The Plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of our common stock as of the first day of the offering period or the fair market value of the stock at the end of each purchase period.

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

      At December 31, 2000, 301,562 shares were available for issuance. During the years ended December 31, 2000, 1999 and 1998, employees purchased 139,838, 155,911 and 191,260 shares under the plans, respectively. The weighted average fair value of the rights granted during the years ended December 31, 2000, 1999 and 1998 using the Black-Scholes model was $3.41, $3.11 and $0.60 per share, respectively.

       Consultant Options

      In 1999 and 1998, we issued options to purchase 434,294 shares of our common stock to five consultants for consulting services to be provided to us over periods ranging from 15 months to four years. We have estimated the fair value of these options in deferred compensation in the accompanying balance sheet at each reporting period using the Black Scholes method in accordance with FAS 123 and EITF 96-18. At December 31, 2000, one consultant continues to provide us with services in accordance with the original consulting agreement. During the year ended December 31, 2000, we reversed deferred compensation of $265,000 as a result of the decline in the Company's stock price. Included in amortization of deferred compensation for the year ended December 31, 2000 is the reversal of $28,000 of expense recognized in 1999.

      Shares Reserved for Future Issuance

      At December 31, 2000, we reserved shares of common stock for future issuances as follows:

                 Warrants                                             30,477
                 Convertible preferred stock                       2,091,600
                 Stock options outstanding                         3,126,752
                 Stock options and shares available for grant        771,802
                 Stock purchase plan                                 301,562
                                                                  -----------
                                                                   6,322,193
                                                                  ===========

6.  Savings Plan

      We maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 18% of their pre-tax salaries, but not more than the statutory limits. We contribute fifty cents for each dollar contributed by a participant, with a maximum contribution of 2% of a participant's earnings. Our matching contribution to the savings plan was $112,000, $144,000 and $163,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

7. Income Taxes

      At December 31, 2000, we had a net operating loss carryforward for federal income tax purposes of approximately $25,000,000 expiring in the years 2008 through 2020 and federal tax credits of approximately $594,000 expiring in years 2008 through 2019. We have a net operating loss carryforward for state income tax purposes of approximately $5,000,000 expiring in the years 2001 through 2005 and state tax credits of approximately $427,000 with an indefinite carryforward.

      Due to "change in ownership" provisions of the Internal Revenue Code, utilization of the net operating loss and tax credit carryforward may be subject to an annual limitation regarding their utilization against taxable income in future periods.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

                                              December 31,
                                          --------------------
                                            2000        1999
                                          --------    --------
Deferred tax assets:
     Net operating losses .............   $  9,087    $  6,066
     Tax credit carryovers ............        958       1,036
     Capital loss carryovers ..........      1,145       1,145
     Accrued expenses and reserves ....        444         732
     Other ............................        329          36
                                          --------    --------
         Total deferred tax assets ....     12,223       9,015

Deferred tax liabilities:
     Purchased Technology .............       (625)       (989)
     Other ............................       (163)       (187)
         Total deferred tax liabilities       (788)     (1,176)
                                          --------    --------
Net deferred tax assets ...............     11,175       7,839
Valuation allowance ...................    (11,175)     (7,839)
                                          --------    --------
Net deferred tax assets ...............   $     --    $     --
                                          ========    ========

      The valuation allowance increased by $3,336,000 and decreased by $288,000 during the years ended December 31, 2000 and 1999, respectively.

8.  Significant Customers

      In 2000, one customer accounted for 11% of total revenues and two customers each accounted for 10% of total revenues. In 1999, one customer accounted for 33% of total revenues. In 1998, one customer accounted for 10% of total revenues.

9.  Acquisition and Disposition

1999 Acquisition

      On September 15, 1999, we acquired all of the shares of the capital stock of At Work, a New York-based provider of advanced document distribution and electronic commerce applications that utilize Java and other Internet-based technologies. The aggregate consideration paid for the shares of At Work was (a) $1,696,000 in cash, (b) 480,031 shares of our Common Stock valued at $750,000, and (c) $1,000,000 in cash to be paid out as set forth in employment agreements and to be expensed as compensation. The acquisition was accounted for as a purchase, whereby, all assets purchased and liabilities assumed were recorded at their fair market value. The excess of the aggregate purchase price over the fair value of the net assets acquired was recorded as purchased technology and is being amortized over its estimated useful life of 3 years.

      The unaudited pro forma results of operations, which follow, assume that the acquisition of At Work had occurred on January 1, 1998 (in thousands, except per share data).

                                                                                     Year ended December 31,
                                                                                     ------------------------

                                                                                        1999          1998
                                                                                     ----------    ----------
      Revenues ..............................................................        $   19,965    $   13,455

      Net loss applicable to common stockholders ............................        $   (1,523)   $  (12,996)

      Basic net loss per share applicable to common stockholders ............        $    (0.12)   $    (1.08)
      Diluted net loss per share applicable to common stockholders...........        $    (0.12)   $    (1.08)

      The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998 or of future results of operations of the consolidated entities.

2000 DISPOSITION

      On August 24, 2000, we completed the sale of our CheckVision business to Computer Science Corporation ("CSC"). The gain on sale is computed as follows (in thousands):

      Net cash proceeds ..........................              $ 3,739
      Sale of CheckVision assets and liabilities:
        Assets:
             Accounts receivable, net ............      (867)
             Property and equipment, net .........      (103)
        Liabilities:
             Accrued liabilities .................       291
             Deferred revenue ....................     1,586
                                                       -----
      Net liabilities assumed by CSC .............                  907

      Less: stock compensation to non-employees ..                 (869)
                                                                -------
      Gain on sale of CheckVision ................              $ 3,777
                                                                =======

      Pursuant to the terms of the Purchase Agreement, $500,000 of the net cash proceeds was deposited in escrow for a period of twelve months to secure the payment by CSC of any amounts that may become due under the indemnification provisions of the Purchase Agreement. This amount is classified as restricted cash on the accompanying balance sheet at December 31, 2000.

10. Quarterly Results of Operations (Unaudited)

      The following is a summary of the quarterly results of operations for years ended December 31, 2000 and 1999.

                                                                          2000
                                                      -------------------------------------------
                                                                 Three Months Ended
                                                      -------------------------------------------
                                                         Mar 31     Jun 30     Sep 30    Dec 31
                                                       ---------  ---------   --------  --------
                                                     (Thousands of dollars, except per share data)
Revenues                                                $ 2,772    $ 2,362    $ 2,113   $ 1,413
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Gross Profit                                            1,716      1,361      1,489       682
Net income (loss) applicable to common stockholders    (3,986)    (3,785)       876    (2,091)
Basic income (loss) per share applicable to common      (0.30)     (0.28)      0.06     (0.67)
   stockholders
Diluted income (loss) per share applicable to           (0.30)     (0.28)      0.05     (0.15)
   common stockholders


                                                                       1999
                                                      ---------------------------------------
                                                                 Three Months Ended
                                                      ---------------------------------------
                                                       Mar 31     Jun 30     Sep 30    Dec 31
                                                       ------     ------     ------    ------
                                                   (Thousands of dollars, except per share data)
Revenues                                              $ 3,444    $ 4,831    $ 6,828   $ 4,709
Gross Profit                                            1,445      3,236      5,427     3,340
Net income (loss) applicable to common stockholders    (1,834)      (183)     2,091      (502)
Basic income (loss) per share applicable to common      (0.15)     (0.02)      0.17     (0.04)
   stockholders
Diluted income (loss) per share applicable to           (0.15)     (0.02)      0.15     (0.04)
   common stockholders

       For the quarters ended March 31, June 30, and September 30, 2000, our gross profit decreased $212,000 for each of the three quarters as reported in the Company's Form 10-Q's. The decrease results from the reclassification of amortization of acquired technology from general and administrative expense to the cost of license revenues.

11. Subsequent Events

LINE OF CREDIT AGREEMENT

       On January 4, 2001, we secured interim financing from Warburg Pincus LLC. The financing is a line of credit of $1 million on which we can draw as necessary. Borrowings under the line of credit bears an annual interest rate of 10% and becomes due and payable on the earlier of January 4, 2002, or upon the consummation of a qualifying transaction. A qualifying transaction is a sale by us of equity securities that results in proceeds to us of at least $5 million, or the sale of 50% or more of our voting stock, or a merger of us with another party after which our stockholders immediately prior to the merger own less than 50% of our voting stock, or the sale of 50% or more of our assets.

MERGER AGREEMENT

       On March 20, 2001, Pitney Bowes, Inc. announced that it has entered into a merger agreement to acquire Alysis Technologies, Inc. for $24 million in cash. Pitney Bowes has commenced a tender offer at a value of $1.39 per share for our outstanding common stock and Class B common stock. The tender offer is subject to several conditions as more fully described in the Schedule TO filed with the Commission on March 29, 2001 and the merger agreement set forth in the Form 8-K filed with the Commission on March 22, 2001. The companies anticipate that the transaction will be completed by April 30, 2001.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)


                                                                                                               Balance
                                                            Balance at                                          End of
                                                       Beginning of Period     Additions        Deletions       Period
                                                       -------------------   -------------    -------------    --------
Year ended December 31, 2000
    Deducted from asset accounts
      Allowance for doubtful accounts.............                $  126           $  270            $  144       $  252
                                                                  ------           ------            ------       ------
        Totals ...................................                $  126           $  270            $  144       $  252
                                                                  ======           ======            ======       ======

Year ended December 31, 1999
    Deducted from asset accounts
      Allowance for doubtful accounts.............                $1,248           $ --              $1,122       $  126
                                                                  ------           ------            ------       ------
         Totals ..................................                $1,248           $ --              $1,122       $  126
                                                                  ======           ======            ======       ======
Year ended December 31, 1998
    Deducted from asset accounts

      Allowance for doubtful accounts.............                $   46           $1,202            $ --         $1,248
                                                                  ------           ------            ------       ------

         Totals ..................................                $   46           $1,202            $ --         $1,248
                                                                  ======           ======            ======       ======

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in the City of Emeryville, State of California, on the day of March 30, 2001.

                            ALYSIS TECHNOLOGIES, INC.

                               By:  /s/ Kevin D. Moran
                                    -----------------------
                                    Kevin D. Moran
                                    President and Chief Executive Officer


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

              Signatures                                  Titles                             Date
---------------------------------------- ------------------------------------------  ----------------------

          /s/ Kevin D. Moran                President, Chief Executive Officer          March 30, 2001
----------------------------------------
            Kevin D. Moran                       and Chairman of the Board
                                               (Principal Executive Officer)

         /s/ David R. Bankhead                Vice President, Chief Financial           March 30, 2001
----------------------------------------
           David R. Bankhead                 Officer (Principal Financial and
                                             Accounting Officer) Secretary and
                                                         Treasurer

         /s/ John J. Cook, Jr.                           Director                       March 30, 2001
----------------------------------------
           John J. Cook, Jr.

           /s/ Stewart Gross                             Director                       March 30, 2001
----------------------------------------
             Stewart Gross

            /s/ Randy Katz                               Director                       March 30, 2001
----------------------------------------
              Randy Katz

           /s/ Henry Kressel                             Director                       March 30, 2001
----------------------------------------
             Henry Kressel

        /s/ Timothy F. McCarthy                          Director                       March 30, 2001
----------------------------------------
          Timothy F. McCarthy

            /s/ John Oltman                              Director                       March 30, 2001
----------------------------------------
              John Oltman